Form 10-Q
period 2026-03-31
Exyn Technologies, Inc.
filed 2026-07-06
CIK 1960355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission File Number 001-43296

Exyn Technologies, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	47-2345934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2118 Washington Avenue, Suite 1000 Philadelphia, Pennsylvania	19146
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 999-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	EXYN	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one share of common stock at an exercise price of $9.69	EXYNW	The Nasdaq Stock Market LLC

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares of Registrant’s common stock outstanding as of June 29, 2026 was 7,953,957.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included or incorporated in this report regarding, among other things, our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, are forward-looking statements. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements contained in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about:

●	our market opportunity and the potential growth of that market;
●	our strategy, outcomes, and growth prospects;
●	trends in our industry and markets; and
●	the competitive environment in which we operate.

Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

●	our failure to manage our growth effectively and our ability to achieve and maintain profitability;
●	our failure to raise substantial additional funds in the future;
●	our inability to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements;
●	our failure to penetrate new markets;
●	commercial operational risks because of our reliance on technology;
●	the potential for design or manufacturing defects with respect to our products;
●	uncertain global macro-economic and political conditions, including the implementation of tariffs;
●	disruptions in U.S. government operations and funding and budgetary priorities of the U.S. government;
●	the failure of our information technology systems, physical or electronic security protections to prevent security breaches or unauthorized access;
●	the scarcity or unavailability of critical components or raw materials used to manufacture our products;

ii

●	the fluctuation of our operating results;
●	adverse publicity stemming from any incident involving us, our competitors, or our customers;
●	the failure to adequately protect our proprietary intellectual property rights;
●	our inability to comply with our contractual obligations;
●	evolving government laws and regulations;
●	our inability to generate sufficient cash to service all of our indebtedness;
●	our inability to attract and retain qualified personnel, including top technical talent; and
●	the other factors set forth below under Item 1A. “Risk Factors.”

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth under Part I, Item 1A “Risk Factors” and in our other disclosures and filings with the SEC. These factors and the other cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.

In addition, any forward-looking statements represent our estimates only as of the date that this Quarterly Report on Form 10-Q is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. All forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof and are expressly qualified in their entirety by this cautionary notice. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as may be required by law.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EXYN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,102,166	$812,534
Accounts receivable, net	571,838	1,456,208
Inventories, net	1,503,402	1,622,833
Prepaid expenses and other current assets	1,357,105	1,246,286
Total current assets	4,534,511	5,137,861

Property and equipment, net	277,936	344,114
Right of use assets	274,410	312,041
Other assets	63,700	63,700
Total assets	$5,150,557	$5,857,716

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,001,764	$1,618,701
Accrued expenses and other current liabilities	1,923,458	1,866,123
SAFE liabilities	6,917,000	6,887,000
Deferred revenues	286,689	348,538
Current portion of operating lease liabilities	159,382	156,797
Current portion of notes payable, net	7,308,988	6,123,992
Total current liabilities	18,597,281	17,001,152

Long-term liabilities:
Operating lease liabilities, net of current portion	126,082	167,290
Long-term portion of notes payable, net	750,000	—
Total long-term liabilities	876,082	167,290

Total liabilities	19,473,363	17,168,442

Stockholders’ deficit
Preferred Stock, $0.0001 par value, 74,382,714 shares authorized and 65,937,090, and 64,322,487 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	6,593	6,432
Common Stock, $0.0001 par value, 5,120,000 shares authorized and 1,322,500 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	132	132
Additional paid-in capital	64,842,183	64,642,374
Accumulated deficit	(79,151,980)	(75,913,195)
Accumulated other comprehensive income	(19,734)	(46,470)
Total stockholders’ deficit	(14,322,806)	(11,310,726)
Total liabilities and stockholders’ deficit	$5,150,557	$5,857,716

See accompanying notes to these unaudited condensed consolidated financial statements.

EXYN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues, net	$1,190,597	$1,218,053
Cost of revenues	688,262	784,894
Gross profit	502,335	433,159

Operating expenses:
Selling, general, and administrative expenses	1,960,412	1,410,939
Research and development expenses	1,214,834	1,333,919
Stock-based compensation	199,809	201,734
Total operating expenses	3,375,055	2,946,592
Operating loss	(2,872,720)	(2,513,433)

Non-operating income (expense):
Interest expense	(336,154)	(81,323)
Interest income	3,828	7,516
Noncash change in fair value of SAFE liabilities	(30,000)	—
Other expense	(3,739)	7,581
Total non-operating income (expense)	(366,065)	(66,226)
Net loss before income tax benefit	(3,238,785)	(2,579,659)
Income Tax Benefit	—	—
Net loss	$(3,238,785)	$(2,579,659)

Other comprehensive loss:
Foreign currency translation	$26,736	$216
Comprehensive loss	$(3,212,049)	$(2,579,443)

Net loss per share: basic and diluted	$(2.45)	$(1.96)
Weighted-average number of common shares outstanding - basic and diluted	1,322,500	1,316,616

See accompanying notes to these unaudited condensed consolidated financial statements.

EXYN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

Three Months Ended March 31, 2026

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance - December 31, 2025	64,322,487	$6,432	1,322,500	$132	$64,642,374	$(75,913,195)	$(46,470)	$(11,310,726)
Issuance of preferred stock upon exercise of warrants	1,614,603	161	—	—	—	—	—	161
Foreign currency translation	—	—	—	—	—	—	26,736	26,736
Stock-based compensation	—	—	—	—	199,809	—	—	199,809
Net loss	—	—	—	—	—	(3,238,785)	—	(3,238,785)
Balance - March 31, 2026	65,937,090	$6,593	1,322,500	$132	$64,842,183	$(79,151,980)	$(19,734)	$(14,322,806)

Three Months Ended March 31, 2025

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance - December 31, 2024	64,322,487	$6,432	1,316,616	$132	$63,820,629	$(63,721,509)	$(30,496)	$75,189
Foreign currency translation	—	—	—	—	—	—	216	216
Stock-based compensation	—	—	—	—	201,734	—	—	201,734
Net loss	—	—	—	—	—	(2,579,659)	—	(2,579,659)
Balance - March 31, 2025	64,322,487	$6,432	1,316,616	$132	$64,022,363	$(66,301,168)	$(30,280)	$(2,302,520)

See accompanying notes to these unaudited condensed consolidated financial statements.

EXYN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,238,785)	$(2,579,659)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation and amortization	69,728	87,930
Amortization of debt issuance costs	15,248	9,136
Amortization of right of use assets	37,631	36,172
Noncash change in fair value of SAFE liabilities	30,000	—
Stock-based compensation	199,809	201,734
Change in provision for credit losses	29,246	—
Changes in assets and liabilities:
Accounts receivable	855,124	933,418
Inventories	146,167	(70,785)
Prepaid expenses and other current assets	(110,819)	70,217
Accounts payable	383,063	(83,982)
Accrued expenses and other current liabilities	(4,516)	(78,801)
Operating lease liabilities	(38,623)	(35,937)
Net cash used in operating activities	(1,626,727)	(1,510,557)

Cash flows from investing activities:
Purchases of property and equipment	(3,550)	(11,429)
Net cash used in investing activities	(3,550)	(11,429)

Cash flows from financing activities:
Proceeds from issuance of preferred stock upon exercise of warrants	161	—
Net borrowings from notes payable	1,919,748	—
Net cash provided by financing activities	1,919,909	—

Net change in cash	289,632	(1,521,986)
Cash, beginning of period:	812,534	1,981,564
Cash, end of period:	$1,102,166	$459,578

Supplemental disclosure of cash flow information:
Cash paid for interest	$146,604	$81,323
Cash paid for income taxes	$—	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

EXYN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Exyn Technologies, Inc. (“Exyn” or the “Company”) was incorporated in the State of Delaware on May 12, 2014. The Company is a pioneer in fully adaptive and cognitive mission-level autonomous robotics and artificial intelligence. The Level 4B autonomy platform allows aerial and ground robotic systems to navigate safely and efficiently in complex, GPS-denied environments. Its full-stack solution enables flexible deployment of single or multi-robot fleets that can intelligently navigate and dynamically adapt to challenging environments in real time.

As of March 31, 2026, Exyn had two wholly owned subsidiaries:

●	Exyn Latin America SPA, Inc. (“Exyn Latam”): Formed in April 2023 to focus on business development and sales in the Latin America region.
●	Exyn Defense: Formed in October 2024 to focus on business development and sales in the defense industry in the US and internationally. This subsidiary had no activity during the three months ended March 31, 2026.

Unless otherwise indicated, references to “Exyn” or the “Company” herein collectively refer to Exyn Technologies, Inc. and its subsidiaries.

Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to fairly present the results of the interim periods. The results of operations and cash flows for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2026 or any other future period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in Exyn Technologies, Inc.’s Registration Statement on Form S-1/A filed with the SEC on May 11, 2026.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company’s significant estimates used in these consolidated financial statements include, but are not limited to, revenue recognition, fair value of stock-based compensation, and the determination of the economic useful life of depreciable property and equipment. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Cash and Cash Equivalents. The Company considers all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.

Accounts Receivable. Accounts receivable are carried at their contractual amounts, less an estimated allowance for credit losses. Credit is granted in the normal course of business without collateral. The typical payment term is 30 days. Management estimates the allowance for credit losses using a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Management believes that the composition of receivables at year-end is consistent with historical conditions as credit terms and practices and the client base has not changed significantly. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted. The allowance for credit losses was $232,206 and $203,960 as of March 31, 2026 and December 31, 2025, respectively. There were two and one customers who represented in the aggregate 25% and 12% of total accounts receivable as of March 31, 2026 and December 31, 2025, respectively.

Inventories. Inventory is recorded at the lower of cost or net realizable value on an average cost basis. The Company reduces the carrying value of inventories for those items that are potentially excess, obsolete, or slow moving based on a review of recent sales trends and expected future demand.

Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation and amortization, which is recorded commencing at the in-service date using the straight-line method over the estimated useful lives of the assets, as follows: 3 to 5 years for lab, office and computer equipment, 5 to 7 years for furniture and fixtures, 10 to 15 years for building improvements, and 5 years for software. When fixed assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statements of comprehensive loss for the respective period. Minor additions and repairs are expensed in the period incurred. Major additions and repairs which extend the useful life of existing assets are capitalized and depreciated using the straight-line method over their remaining estimated useful lives.

Deferred revenue. The Company classifies amounts billed to customers for which the related services or performance obligations have not yet been satisfied as deferred revenue, which represents contract liabilities under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606. These amounts are recorded as a contract liability until the Company fulfills its obligations under the contract.

Deferred revenue activity as of March 31, 2026 is summarized as follows:

March 31, 2026
Balance at December 31, 2025	$348,538
Billings in advance of revenue recognition	1,128,748
Revenue recognized from beginning balance	(1,190,597)
Balance at March 31, 2026	$286,689

All deferred revenue outstanding as of March 31, 2026 is expected to be recognized within the following twelve months. Because the Company’s contracts have an original expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations.

Contingent Liabilities. The Company, from time to time, may be involved in certain legal proceedings. Based upon consultation with outside counsel handling its defense in these matters and the Company’s analysis of potential outcomes, if the Company determines that a loss arising from such matters is probable and can be reasonably estimated, an estimate of the contingent liability is recorded in its consolidated financial statements. If only a range of estimated loss can be determined, an amount within the range that, based on estimates, assumptions and judgments, reflects the most likely outcome, is recorded as a contingent liability in the consolidated financial statements. In situations where none of the estimates within the estimated range is a better estimate of probable loss than any other amount, the Company records the low end of the range. Any such accrual would be charged to expense in the appropriate period. Litigation expenses for these types of contingencies are recognized in the period in which the litigation services were provided.

Stock-based Payments. The Company accounts for stock-based compensation under the provisions of FASB ASC 718, “Compensation - Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The fair value of restricted stock awards is estimated by the market price of the Company’s common stock at the date of grant. Restricted stock awards are being amortized to expense over the shorter of the requisite service period or the actual vesting period. The Company estimates the fair value of option and warrant awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the shorter of the requisite service period or the actual vesting period, using the straight-line method. In June 2018, the FASB issued Accounting Standard Update (“ASU”) No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee stock-based Payment Accounting (the “2018 Update”). The amendments in the 2018 Update expand the scope of Topic 718 to include stock-based payment transactions for acquiring goods and services from non-employees. Prior to the 2018 Update, Topic 718 applied only to share- based transactions to employees. Consistent with the accounting requirement for employee stock-based payment awards, nonemployee stock-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The Company has elected to account for forfeiture of stock-based awards as they occur.

Warrants. The Company classifies a warrant to purchase shares of its common stock as equity on its consolidated balance sheets as this warrant is a free-standing financial instrument that is indexed to the Company’s own stock and meets the criteria for equity classification. Each warrant is initially recorded within equity at the date of grant, net of issuance costs, and is not subsequently re-measured. Changes in the fair value of the warrant are not recognized after the initial measurement. The warrants will remain classified in equity until they are exercised or expire.

Revenue Recognition. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for fulfilling those performance obligations. The Company’s primary revenue streams include sales of aerial robotic systems and related software solutions, service revenue and subscription revenue generated through the Company’s installment program.

Product Sales

Beginning in August 2024, revenue for product sales is recognized upon shipment, which is the point in time when control of the product transfers to the customer. Prior to August 2024, revenue was recognized upon customer receipt.

Subscription Revenue Installment Program

The Company offers customers an installment-based subscription program under which a drone is delivered to the customer at the outset, and the customer pays fixed monthly subscription fees usually over a 24-month term. Customers may cancel the arrangement at any time by providing 90 days’ notice and returning the drone at the end of the notice period. Because the customer may cancel the arrangement prior to completing the 24-month term, the Company does not have an unconditional right to the remaining consideration at the time of delivery.

Under ASC 606, the Company has determined that the installment program represents a series of monthly performance obligations to provide the customer with access to and use of the drone for as long as the customer continues to participate in the program. Revenue is recognized monthly, as invoices are issued and the Company’s right to consideration for each installment becomes unconditional. A trade receivable is recorded only for amounts invoiced. The total monthly subscription fees over the 24-month period equal the cash selling price of the drone. The Company evaluated whether the installment program includes a significant financing component and concluded that it does not, as the absence of interest represents a sales incentive.

Service Revenue

Service revenue is recognized over time as the related services are performed, based on the nature of the underlying service arrangement.

Remaining Performance Obligations

As of March 31, 2026 and December 31, 2025, deferred revenue totaled $286,689 and $348,538 respectively, representing amounts billed in advance for which performance obligations have not yet been satisfied.

Concentration

Revenue from four customers accounted for approximately 60% of the Company’s revenue during the three months ended March 31, 2026. Revenue from two customers accounted for 41% of the Company’s revenue during the three months ended March 31, 2025.

Cost of Revenues. Cost of revenues includes materials, wages, freight charges, depreciation and inspection costs.

Comprehensive income. The Company follows Accounting Standards Codification ASC 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Other comprehensive income is limited to foreign currency translation adjustments. Therefore, total comprehensive income includes net income (loss) and foreign currency translation adjustments.

Foreign Currency Transactions and Translation. Exyn’s functional currency is the United States Dollar (“USD”) and Exyn Latam’s functional currency is the Chilean Peso (“CLP”).

For the purpose of presenting these consolidated financial statements the reporting currency is USD. The Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet date, equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholders’ equity section of the balance sheets.

Transactions in currencies other than the entity’s functional currency are recorded at the rates of exchange prevailing on the date of the transaction.

Exchange rate used for the translation are as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2026	March 31, 2025
CLP to USD
Spot	$927.46	$953.07
Average	$892.78	$962.48

Earnings Per Share. The Company follows ASC 260 when reporting Earnings Per Share (“EPS”) resulting in the presentation of basic and diluted earnings per share. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of vested common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of vested common shares outstanding, plus the effect of potentially dilutive common stock equivalents, if any. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

For the three months ended March 31, 2026 and 2025, the Company had net losses and therefore all potentially dilutive securities were excluded from the diluted EPS calculation, as their inclusion would have been anti-dilutive.

For the three months ended March 31, 2026 and 2025, the Company excluded the following common stock equivalents from its calculation of diluted EPS, as their effect would have been anti-dilutive.

	March 31, 2026	March 31, 2025
Convertible Preferred Stock	2,637,484	2,572,899
Options	677,077	662,128
Warrants for equity investors and placement agent	18,629	83,213
Total Common Stock Equivalents	3,333,190	3,318,240

During the year ended December 31, 2025, the Company issued Simple Agreements for Future Equity (“SAFEs”), which are contingently convertible into preferred stock upon the occurrence of specified events (e.g., an equity financing or liquidity event); as such conditions were not met as of March 31, 2026 the related shares are not considered issuable and are therefore excluded from the table above. There were no outstanding SAFEs as of March 31, 2025.

Deferred Financing Costs. Deferred financing costs include debt discounts and debt issuance costs related to a recognized debt liability and are presented in the balance sheet as a direct deduction from the carrying value of the debt liability. Amortization of deferred financing costs are included as a component of interest expense. Deferred financing costs are amortized using the straight-line method over the term of the recognized debt liability which approximates the effective interest method.

Income Taxes. The Company accounts for income taxes under the provisions of the FASB ASC Topic 740 “Income Taxes”. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2025 and 2024. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of comprehensive income. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

Fair Value Measurements. The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following tables show the fair value measurements used by level as of March 31, 2026 and December 31, 2025:

March 31, 2026
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
SAFE Liabilities	$—	$—	$6,917,000	$6,917,000
Total Liabilities	$—	$—	$6,917,000	$6,917,000

December 31, 2025
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
SAFE Liabilities	$—	$—	$6,887,000	$6,887,000
Total Liabilities	$—	$—	$6,887,000	$6,887,000

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable and other current liabilities approximate fair values due to the short-term nature of these instruments The estimated fair value of the Company’s long-term debt approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates.

During the year ended December 31, 2025, the Company issued SAFEs, with gross proceeds totaling $4,700,000. The Company did not issue any additional SAFEs in the three months ended March 31, 2026.

Measurement

As there are no quoted prices or observable market inputs available for these instruments, the SAFEs are classified within Level 3 of the fair value hierarchy. The Company engaged a third-party valuation specialist to assist in the estimation of fair value at each reporting date using a Probability-Weighted Expected Return Method to probability-weight discrete outcomes (including equity financing, liquidity event, termination, and dissolution) and an Option Pricing Model to value the option-like conversion features within the applicable scenarios.

For the April 5, 2025 ($1,500,000 SAFE) issuance, the significant unobservable inputs used in the Level 3 valuation include:

Date of Valuation	March 31, 2026
Pre-Money Valuation Cap	$90,000,000
Probability of Equity Event	0%
Probability of Liquidity Event	99%
Probability of Termination	0%
Probability of Dissolution	1%
Discount Period (years)	0.04
Market Discount Rate	24.41%
Discount Factor	99%
Volatility	78%
Fair Value of SAFE	$2,208,000

For the August 1, 2025 ($3,000,000 SAFE) and December 1, 2025 ($100,000 SAFEs each) issuances, the significant unobservable inputs used in the Level 3 valuation include the inputs set forth in the table below. Because the December 2025 SAFEs had terms identical to the August 1, 2025 SAFE and management concluded there were no significant changes in the Company’s facts and circumstances or key valuation drivers between issuance dates, the Company applied the same valuation methodology and significant unobservable inputs used for the August 1, 2025 issuance to estimate the initial fair values of the December 2025 SAFEs.

Date of Valuation	March 31, 2026
Pre-Money Valuation Cap	$125,000,000
Probability of Equity Event	0%
Probability of Liquidity Event	99%
Probability of Termination	0%
Probability of Dissolution	1%
Discount Period (years)	0.04
Market Discount Rate	24.41%
Discount Factor	99%
Volatility	78%
Fair Value of SAFE	$4,709,000

The following table summarizes the changes in SAFE liabilities for the three months ended March 31, 2026:

2026
Beginning Balance, January 1	$6,887,000
Change in fair value recognized in earnings	30,000
Ending Balance, March 31	$6,917,000

As a Level 3 fair value measurement, the estimated fair value of the SAFE liabilities is sensitive to changes in significant unobservable inputs, including the assumed probability and timing of future equity financings and liquidity events, the Company’s implied equity value, volatility, and the discount rate. Changes in these inputs may increase or decrease the estimated fair value depending on their effect on the probability-weighted expected payoff to SAFE holders. For example, a decrease in the discount rate generally increases the estimated fair value; however, changes in event probabilities or volatility may have different directional effects depending on the contractual terms and modeled outcomes.

Concentration of Credit Risks. Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. The Company has not experienced any significant losses on its deposits of cash and cash equivalents. In regard to trade receivables, the Company performs ongoing evaluations of its customers’ financial condition as well as general economic conditions and, generally, requires no collateral from its customers.

Leases. The Company leases certain facilities and office space. Lease assets and lease liabilities are recognized at the commencement of an arrangement where it is determined at inception that a lease exists. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using an incremental borrowing rate generally applicable to the location of the lease asset, unless the implicit rate is readily determinable. Lease assets also include any upfront lease payments made and exclude lease incentives. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. The Company has operating lease arrangements with lease and non-lease components. The non-lease components in these arrangements are not significant when compared to the lease components. For all operating leases, the Company accounts for the lease and non-lease components as a single component. In the calculation of the lease asset and corresponding liability.

Variable lease payments are generally expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the expense for these short-term leases is recognized on a straight-line basis over the lease term. The depreciable life of lease assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Recent Accounting Pronouncements Not Yet Adopted. In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). The new guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual periods beginning the year ended December 31, 2027 and for interim periods thereafter. The new standard permits early adoption and can be applied prospectively or retrospectively. The Company is evaluating the impact of this ASU on its consolidated financial statements disclosures.

Segment Reporting. The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company’s primary revenue stream includes the sale of aerial robotic systems and related software solutions that enable data collection, mapping, and inspection. Based on the CODM’s evaluation and internal reporting, the Company has one reportable segment: Aerial Robotic Systems.

3. GOING CONCERN

The condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for 12 months from the date the condensed consolidated financial statements were available to be issued. The Company has negative cash flows from operations and net losses for the three months ended March 31, 2026 and further losses are anticipated in the development of its business. These factors raise substantial doubts about the Company’s ability to continue as a going concern for a period of 12 months from the date the consolidated financial statements were available to be issued.

As of March 31, 2026, the Company had $1,102,166 in cash and cash equivalents. The Company expects that its current cash and cash equivalents, approximately $7,390,916 as of July 6, 2026, will not be sufficient to support its projected operating requirements for the next 12 months from the date the condensed consolidated financial statements became available.

The Company expects to need additional capital in order to increase revenues above current levels, and is actively pursuing additional funding through various sources, including potential debt, equity or other capital-raising alternatives, to meet its future operating and capital needs. Any additional equity financing, if available, may not be on favorable terms and would likely be significantly dilutive to the Company’s current stockholders, and debt financing, if available, may involve restrictive covenants. Management has concluded that substantial doubt is not alleviated by its plans. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will likely have a materially adverse effect on its business, financial condition and results of operations. The financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following as of March 31, 2026 and December 31, 2025:

	2026	2025
Trade accounts receivable	$804,044	$1,660,168
Less: allowance for credit losses	(232,206)	(203,960)
Total accounts receivable	$571,838	$1,456,208

5. INVENTORIES

Inventories of $1,641,007 and $1,756,268 as of March 31, 2026 and December 31, 2025, respectively, consist of finished goods of $371,429 and $556,014 and raw materials of $1,269,578 and $1,200,254, which are valued at the lower of cost (determined on an average cost) or net realizable value. During the three months ended March 31, 2026 and 2025 the Company recorded an inventory write-off of $137,605 and $0, respectively, which reduced inventories and was recognized in cost of revenues. The write-off primarily related to inventory items with no usage or movement during the preceding 12 months, for which management determined there was no expected future use or recoverable value.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Other current assets consist of the following as of March 31, 2026 and December 31, 2025:

	2026	2025
Prepaid expenses	$356,471	$1,218,174
Deferred financing costs	12,546	14,637
Deferred offering costs	967,934	—
Other	20,154	13,475
Total prepaid expenses and other current assets	$1,357,105	$1,246,286

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of March 31, 2026 and December 31, 2025:

	2026	2025
Lab, office and computer equipment	$1,434,195	$2,685,999
Furniture and fixtures	29,249	44,117
Leasehold improvements	24,681	36,942
Computer software	—	25,824
	1,488,125	2,792,882
Less: accumulated depreciation	(1,210,189)	(2,448,768)
Total property and equipment, net	$277,936	$344,114

Depreciation expense was $69,728 and $87,930 for the three months ended March 31, 2026 and 2025, respectively.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of March 31, 2026 and December 31, 2025:

	2026	2025
Accrued payroll and related benefits	$80,739	$83,163
Accrued expenses	329,003	307,277
Accrued other taxes	1,488,500	1,460,481
Other	25,216	15,202
Total accrued expenses and other current liabilities	$1,923,458	$1,866,123

9. SAFE LIABILITIES

In April 2025, the Company issued SAFEs for gross proceeds of $1,500,000. The SAFEs bear no interest and was scheduled to expire and terminate on March 1, 2026 if no conversion event had occurred by that date. On March 9, 2026, the Company and the SAFE holder executed an amendment extending the expiration date to June 30, 2026. No other terms of the SAFE were modified.

In August and December 2025, the Company issued SAFEs for aggregate gross proceeds of $3,200,000. The August 2025 SAFE bears no interest and was scheduled to expire and terminate on March 1, 2026 if no conversion event had occurred by that date. On March 9, 2026, the Company and the SAFE holder executed an amendment extending the expiration date of the August 2025 SAFE to June 30, 2026. No other terms of the August 2025 SAFE were modified. The December 2025 SAFEs, which were amended on April 1, 2026, bear no interest and are scheduled to expire and terminate on May 30, 2026 if no conversion event has occurred by that date.

Upon a qualified equity financing occurring prior to June 30, 2026, the April and August 2025 SAFEs will automatically convert into the number of shares of the series of preferred stock issued in such financing determined by dividing the investment amount by the lower of (i) 74% of the price per share paid by other investors in the financing (a 26% discount) or (ii) the price per share implied by a $90,000,000 pre-money valuation cap for the April 2025 SAFE and $125,000,000 pre-money valuation cap for the August and December 2025 SAFEs. The SAFEs also contain customary provisions for mandatory conversion upon a qualified equity event, liquidity event, or dissolution event prior to the expiration date. Repayment of the SAFEs in an amount equal to the purchase amount is required upon a dissolution event. The investor can also opt for repayment upon termination of the agreement.

The Company’s SAFEs are classified as liabilities, as they fail equity classification per ASC 815-40 due to the possibility that repayment of the purchase amount may be required or may be elected upon dissolution of the Company or termination of the agreement. In addition, the conversion features provide for a variable number of shares based on the lower of a discount to the price per share in a future financing or a valuation cap, and therefore the instruments do not qualify for equity classification under ASC 815-40. The SAFEs are re-measured to fair value at each reporting date, with changes in fair value recognized in earnings. See Note 2, Summary of Significant Accounting Policies — Fair Value Measurements, for additional detail regarding the Company’s fair value hierarchy classification and the valuation techniques and significant unobservable inputs used to measure the SAFE liabilities.

The shares of a series of Preferred Stock issued to the SAFE investor in an equity financing, will have the identical rights, privileges, preferences and restrictions as the shares of other issued Preferred Stock, other than with respect to: (i) the per share liquidation preference and the conversion price for purposes of price-based anti-dilution protection, which will equal the conversion price; and (ii) the basis for any dividend rights, which will be based on the conversion price.

See Note 16 Subsequent Events for discussion of conversion of SAFEs in the subsequent event period.

10. NOTES PAYABLE

Principal due under notes payable was as follows as of March 31, 2026 and December 31, 2025:

	2026	2025
Notes payable	$8,083,445	$6,143,837
Less: debt discount	(24,457)	(19,845)
Notes payable, net	8,058,988	6,123,992
Less: current portion	(7,308,988)	(6,123,992)
Total: non-current portion	$750,000	$—

For the three months ended March 31, 2026 and 2025, the Company recognized total interest expense of approximately $336,154 and $81,323, respectively, of which $15,248 and $9,136 related to the accretion of the debt discount on the notes payable.

On September 27, 2023, the Company entered into a Loan and Security Agreement (“LSA”) with Western Alliance Bank, pursuant to which the Company obtained a term loan of up to $5,000,000, consisting of a Term A Advance of $3,500,000 and a Term B Advance of up to $1,500,000 upon achievement of certain revenue milestones. The loan matures on September 27, 2027, and bears interest at a floating rate equal to the greater of 8.25% or the Bank’s Prime Rate. The interest rate as of December 31, 2025 was 8.61%. Interest-only payments were due through September 10, 2025, followed by equal monthly principal and interest installments commencing October 10, 2025. On November 19, 2025, the Company entered into an amendment to the Loan and Security Agreement extending the interest-only period through March 10, 2026, with equal monthly principal and interest installments commencing April 10, 2026. As amended, Tranche B was eliminated from the LSA, resulting in a maximum term loan of up to $3,500,000. On December 23, 2025, the Company entered into a forbearance and amendment agreement whereby the maturity date changed from September 27, 2027 to April 28, 2026. Due to this agreement, the loan was reclassified as a current liability. This agreement also extended the interest-only period through April 10, 2026, with all unpaid principal and accrued interest due on the maturity date. On April 28, 2026, the maturity date was extended to May 1, 2026. On April 30, 2026, the maturity date was further extended to May 6, 2026. On May 6, 2026, the maturity date was extended again to June 12, 2026. The loan is secured by substantially all assets of the Company.

In connection with the Loan Agreement entered into with Western Alliance Bank on September 27, 2023, the Company also issued accompanying warrants to Western Alliance Bank with an expiration date of September 27, 2033. The warrants grant Western Alliance Bank the ability to purchase 197,551 shares of common stock of the Company with an exercise price of $0.35 per share. The fair value of the warrants was determined using Black-Scholes option-pricing model. Assumptions included expected volatility of 46.4%, risk-free rate of 3.9%, expected term of 9.3 years, and a dividend yield of 0%.

Expected volatility was estimated based on the historical volatility of guideline public companies in the Company’s industry, as the Company is privately held and does not have its own trading history. The fair value of the warrants was $55,330 and was recorded as Debt Issuance Costs (presented as deferred financing costs in 2023 and as a contra-liability that reduces the carrying amount of the debt on the 2026 and 2025 balance sheet). This amount is amortized to interest expense over the term of the debt using the effective interest method. The remaining balance of these costs as of March 31, 2026 and December 31, 2025 are $24,457 and $19,845, respectively. Amortization expense recognized for the three months ended March 31, 2026 and 2025 totaled $15,248 and $9,136, respectively.

On May 20, 2025, the Company issued a $1,500,000 Senior Convertible Promissory Note to NeoLync Holdings Ltd. The Note had an original maturity date of November 20, 2025, bears interest at 12% per annum, and is secured by a first-priority lien on substantially all assets of the Company (subject only to the existing Western Alliance Bank facility). The Note provides for (i) a 300% liquidation preference, (ii) automatic conversion into common equity upon a Public Company Event at 135% of the then-public trading price, and (iii) cash repayment at maturity if no Public Company Event occurs. Upon certain events of default (including bankruptcy), the outstanding amount may become payable at 200% of the then-outstanding obligations. Proceeds are being used for general corporate purposes and working capital. On October 9, 2025, prior to the original maturity date, the Company and the holder executed an amendment extending the maturity date to April 15, 2026. On April 15, 2026, the Company and the holder executed an amendment further extending the maturity date to May 15, 2026. On April 23, 2026, the Company and the holder executed an additional amendment further extending the maturity date to June 30, 2026. No other terms or conditions were modified. As of March 31, 2026, the Note remained outstanding and is classified as a current liability given the June 30, 2026 maturity date. Concurrently with the Company’s initial public offering closing on May 18, 2026, the Note converted into 160,239 shares of common stock.

On May 30, 2025, HSBC Bank (acting through its Chennai branch) issued an irrevocable standby letter of credit (No. SDNBGE890972) in favor of Exyn Technologies Inc. for a maximum amount of USD $3,500,000. The standby letter of credit was issued at the request of NeoLync Electronics Pvt Ltd (India) in support of banking facilities granted to NeoLync Electronics Pvt Ltd (India) by HSBC. The standby letter of credit has a fixed expiry date of November 14, 2025, is governed by International Standby Practices (ISP98), allows partial drawings, and has been assigned to Western Alliance Bank (San José, California) as security for the Company’s senior credit facility. As of the date of this report, no amounts have been drawn under the standby letter of credit. The standby letter of credit was renewed in November 2025, with an expiration date of May 13, 2026. The standby letter of credit was further renewed in May 2026, with an expiration date of June 30, 2026. The standby letter of credit is no longer outstanding.

On December 23, 2025, Exyn Technologies Inc. signed a term loan with NeoLync Holdings, Inc. for $1,500,000. Initial cash proceeds of $500,000 were received on December 26, 2025. The loan matures on December 23, 2026, bears interest at 12% per annum with principal and interest repayable over twelve monthly installments. Interest expense for the three months ended March 31, 2026 and 2025 was $92,088 and $0, respectively.

On December 26, 2025, Maximcash Solutions LLC (“Maximcash”) issued a loan to Exyn Technologies Inc. for USD $600,000 (the “Maximcash Loan Agreement”). The loan matures on December 26, 2026, bears interest at 38.5% per annum with principal and interest repayable over twelve monthly installments, with the first 3 months being interest only. Interest expense for the three months ended March 31, 2026 and 2025 was $57,020 and $0, respectively.

On March 13, 2026, the Company issued a $750,000 convertible promissory note to NCH Ventures LLC. The note matures March 13, 2028, bears interest at 8% per annum, with all interest accruing daily on the basis of a 365-day year. This note is an unsecured convertible promissory note and is subordinated to the company’s obligations owed to Western Alliance Bank. Interest expense for the three months ended March 31, 2026 and 2025 was $4,032 and $0, respectively.

See Note 16 Subsequent Events for discussion of repayment of notes payable in the subsequent events period.

11. INCOME TAXES

The Company’s income tax provision for the interim period was determined using an estimated annual effective tax rate, adjusted for discrete items recognized during the period, if any. The effective tax rate for the three months ended March 31, 2026 and 2025 was 0%, which differed from the U.S. federal statutory rate primarily due to the impact of the valuation allowance maintained against the Company’s deferred tax assets.

Management evaluates the realizability of deferred tax assets on a quarterly basis and continues to maintain a full valuation allowance against all of its deferred tax assets as of March 31, 2026. There were no material changes in the Company’s assessment of the realizability of its deferred tax assets during the three months ended March 31, 2026.

As of March 31, 2026, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. No interest or penalties were recognized during the three months ended March 31, 2026.

There were no material changes to the Company’s uncertain tax positions, valuation allowance, or other income tax matters from those disclosed in the notes to the audited financial statements in the Company’s Registration Statement (Form S-1/A) for the year ended December 31, 2025.

12. STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2026, the Company is authorized to issue 5,120,000 shares of common stock, par value $0.0001 per share. Holders of common stock are entitled to one vote for each share held. The holders of common stock are entitled to receive dividends, when and if declared by the Board of Directors, subject to the preferential rights of preferred stockholders. As of March 31, 2026 and December 31, 2025, there were 1,322,500 shares of common stock issued and outstanding.

Common stock issuances during the three months ended March 31, 2026:

No shares of common stock were issued in the three months ended March 31, 2026.

Preferred Stock

As of March 31, 2026, the Company’s authorized and issued preferred stock, with par value of $0.0001 per share, is as follows:

		Issued and Outstanding
	Authorized	March 31, 2026
Series A-1 Preferred Stock	3,778,798	3,778,798
Series A-2 Preferred Stock	545,372	545,372
Series A-3 Preferred Stock	2,423,708	2,423,708
Series A-4 Preferred Stock	17,303,891	17,035,717
Series B-1 Preferred Stock	18,530,110	18,530,110
Series B-2 Preferred Stock	31,800,835	23,623,385
Total Preferred Stock	74,382,714	65,937,090

The rights, preferences, and privileges of the Series A-1, Series A-2, Series A-3, and Series A-4 Preferred Stock are identical in all material respects, and the rights, preferences, and privileges of the Series B-1 and Series B-2 Preferred Stock are identical in all material respects. The only material differences between the Series A Preferred Stock and Series B Preferred Stock are the original issue price per share, the dedicated board seat for each series, and the requirement that certain actions adversely affecting the Series B Preferred Stock also require the approval of a majority of the Series B Preferred Stock.

During the three months ended March 31, 2026, the company issued 1,614,603 shares of preferred stock upon the exercise of warrants.

See Note 16 Subsequent Events for discussion of conversion of preferred stock in the subsequent events period.

Employee Incentive Stock Option Plan

The Company has adopted the Exyn Technologies, Inc. 2015 Equity Compensation Plan under which a total of 936,207 shares of common stock are reserved for issuance. Options typically vest over 4 years and expire 10 years from the grant date.

The following table summarizes stock option activity as of March 31, 2026:

	Options Outstanding
			Weighted Average
		Weighted Average	Remaining Term
	Number of Shares	Exercise Price	(years)
Balance at December 31, 2025	712,381	$7.50	7.0
Granted	—	—	—
Exercised	—	—	—
Expired/Cancelled	(35,304)	$2.50	—
Balance at March 31, 2026	677,077	$7.42	6.6

Exercisable at March 31, 2026 and expected to vest thereafter	677,077	$7.42	6.6

As of March 31, 2026, there was $21,511 of total unrecognized stock-based compensation expense related to nonvested options which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.

Stock-based compensation expense of $199,809 and $201,734 was recognized for the three months ended March 31, 2026 and 2025, respectively, related to the vesting of stock options and other equity awards.

Warrants

The following table summarizes stock warrant activity for the three months ended March 31, 2026.

Number of Warrants
Balance at December 31, 2025	83,213
Granted	—
Exercised	(64,584)
Forfeited/Expired	—
Balance at March 31, 2026	18,629
Exercisable at March 31, 2026	18,629

The decrease in outstanding warrants during the three months ended March 31, 2026 was primarily attributable to the exercise of warrants into 1,614,603 of Series A-4 Preferred Stock.

13. LEASES

The Company has operating leases for office space and equipment. Lease terms generally range from 3 to 5 years, and certain leases include options to extend or terminate which are considered in determining the lease term when reasonably certain to be exercised.

The components of lease expense were as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$40,561	$40,561
Total lease cost	$40,561	40,561

The Company does not have any finance leases, short-term leases, or variable lease payment arrangements.

The components of operating lease assets and liabilities as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Operating lease right of use assets	$274,410	$312,041

Current portion of operating lease liability	159,382	156,797
Operating lease liability, net of current portion	126,082	167,290
Total operating lease liabilities	$285,464	$324,087

The weighted-average remaining lease term is 1.75 years and the weighted-average discount rate: 3.94%.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2026 are as follows:

Operating Leases
2026	$124,658
2027	170,322
Total lease payments	294,980
Less: imputed interest	(9,516)
Total present value of lease liabilities	$285,464

14. COMMITMENTS AND CONTINGENCIES

Litigation and Claims

From time to time, the Company is subject to claims, litigation, investigations, and other legal proceedings arising in the ordinary course of business. The Company records a liability for loss contingencies when it is both probable that a liability has been incurred and the amount can be reasonably estimated. As of March 31, 2026, no loss contingencies have been accrued because no matters meet both of these criteria or the amounts involved are not material.

Management has evaluated all known and potential matters and believes that the ultimate resolution of any currently pending proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. However, the outcome of legal proceedings is inherently uncertain, and adverse resolutions could occur. An unfavorable outcome in one or more matters could materially affect the Company’s operating results or cash flows in the period in which it is resolved.

Other Commitments

Other than standard operating leases and purchase commitments entered into in the ordinary course of business, the Company has no material off-balance-sheet arrangements or long-term commitments as of March 31, 2026.

15. SEGMENT REPORTING

The Company operates as a single operating and reportable segment. The Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Chairman and Chief Executive Officer, who reviews the consolidated operating results, including net revenues, cost of revenues, gross profit, and selling, general and administrative expenses, and net income (loss) to make decisions about resource allocation, including investments in personnel, marketing, and technology and product development, and to assess performance. The CODM does not evaluate performance or allocate resources at a disaggregated level below the consolidated entity.

The significant expense categories the CODM reviews regularly are personnel expenses, contractor expense, and legal and professional expenses. The Company’s revenue is derived principally from the sale of aerial robotic systems, service revenue and subscription revenue.

Because the Company manages its business, allocates resources, and evaluates performance on a consolidated basis, the accompanying consolidated financial statements reflect the operations of one segment. The measures of profit or loss reviewed by the CODM are consistent with those presented in the consolidated statements of operations.

Segment information available with respect to the reportable business segment for the three months ended March 31, 2026 and 2025 was as follows:

	For the Three Months Ended March 31,
	2026	2025
Revenue by type:
Systems	$980,139	$948,039
Services	118,958	168,254
Subscription	91,500	101,760
Total revenues	$1,190,597	$1,218,053
Cost of sales:	688,262	784,894
Gross profit:	502,335	433,159
Depreciation and amortization:	69,728	87,930
Revenues by geography
Canada	233,678	208,057
United States	395,195	413,155
Australia	66,267	185,480
Other	495,457	411,361
Total geography and consolidated revenues	$1,190,597	$1,218,053
Segment capital expenditures	$(3,550)	$(11,429)
Segment total assets	$5,150,557	$4,221,802

16. SUBSEQUENT EVENTS

On April 15, 2026, the Company entered into Amendment No. 2 to the Senior Convertible Promissory Note (the “Note”) with NeoLync Holdings, Ltd., pursuant to which the maturity date of the Note was extended from April 15, 2026 to May 15, 2026. Subsequently, on April 23, 2026, the Company entered into Amendment No. 3 to the Note with NeoLync Holdings, Ltd., pursuant to which the maturity date of the Note was extended from May 15, 2026 to June 30, 2026. The Note has an original principal amount of $1,500,000. All other terms and conditions of the Note remain unchanged. Concurrently with the Company’s initial public offering closing on May 18, 2026, the Note converted to 160,239 shares of common stock.

On April 28, 2026, the maturity date of the Loan Agreement with Western Alliance Bank was extended to May 1, 2026. On April 30, 2026, the maturity date was further extended to May 6, 2026. On May 6, 2026, the maturity date was extended again to June 12, 2026. In Q2 2026, the Company used proceeds from its initial public offering to repay in full the outstanding loan with Western Alliance Bank.

On April 30, 2026 and May 6, 2026, the Company issued senior secured convertible promissory notes to Evergreen Capital Management, LLC (“Evergreen”) with an aggregate outstanding principal amount of approximately $1.2 million (reflecting a 15% original issue discount) in exchange for $1,000,000 in cash proceeds. The notes will convert into shares of our common stock automatically upon the closing of the Company’s initial public offering, and bear interest at 10% per annum. In connection with these notes, the Company also issued 100,000 shares of common stock as equity kicker shares. The Company determined the fair value of the equity kicker shares to be approximately $825,000, based on an estimated fair value of $8.25 per share as of the issuance date. The Company recorded the fair value of the equity kicker shares of $825,000 as a debt discount, with a corresponding credit to additional paid-in capital. The carrying value of the notes as of the issuance date is $175,000, net of the unamortized debt discount of $825,000 and net of the original issue discount. The Note and Warrant Purchase Agreement, as amended, provided for the issuance of warrants upon the closing of our initial public offering to purchase up to 178,253 shares of the Company’s common stock with 125% warrant coverage on the aggregate principal amount outstanding of approximately $1.2 million and an exercise price equal to the price per share of our common stock in our initial public offering. Furthermore, pursuant to that certain Confidential Side Letter Agreement dated May 18, 2026 between the Company and Evergreen (the “Evergreen Side Letter”), the Company made an initial installment payment on June 17, 2026 in the amount of $472,388 to Evergreen in connection with Evergreen agreeing to forbear from declaring an event of default under the Note and the Company has agreed to make two additional installment payments in the amount of $472,388, on July 17, 2026 and August 16, 2026, for a total installment amount of $1,417,165. Additionally, in connection with entering into the Evergreen Side Letter, the Company issued to Evergreen an additional 100,000 shares of its common stock as equity kicker shares (the “Evergreen Side Letter Shares”) in addition to the equity kicker shares issued pursuant to the Note, comprising a total of 200,000 shares of common stock issued to Evergreen.

On May 6, 2026, the maturity date of the HSBC standby letter of credit was extended to June 30, 2026. Upon the closing of the Company's initial public offering on May 18, 2026, the WAB loan was repaid using a portion of the net proceeds from the offering, and the related standby letter of credit was terminated. Accordingly, the standby letter of credit is no longer outstanding as of the date the condensed consolidated financial statements are available to be issued.

The Securities and Exchange Commission declared the Company’s Registration Statement on Form S-1/A effective on May 14, 2026. The Company has evaluated the impact of this event and determined that no adjustment to the March 31, 2026 condensed consolidated financial statements was required. Concurrently with the closing of its initial public offering of its stock on May 18, 2026, all outstanding SAFEs converted to 819,529 shares of common stock and all outstanding Preferred Stock converted to 2,637,484 shares of common stock.

On May 18, 2026, the Company used proceeds from its initial public offering to repay in full the outstanding loan with Maximcash Solutions LLC in the amount of $621,314. In connection with the Maximcash Loan Agreement, on May 21, 2026 and June 17, 2026, the Company also issued to Maximcash an additional 8,516 shares of its common stock and 6,000 shares of its common stock, respectively, as equity kicker shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented. You should read the following discussion and analysis of the Company’s financial condition and results of operations together with the sections entitled “Risk Factors,” and “Special Note Regarding Forward-Looking Statements,” our audited consolidated financial statements, and related notes included in our registration statement on Form S-1 filed previously with the SEC. This discussion and analysis contains forward-looking statements, including statements regarding our expectations for the future of our business and our liquidity and capital resources as well as other non-historical statements. These statements are based upon our current plans, expectations, and beliefs, and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by these forward-looking statements.

Overview

We are a pioneer in fully adaptive and cognitive mission-level autonomous robotics and artificial intelligence. Our proprietary Level 4B autonomy platform allows aerial and ground robotic systems to navigate safely and efficiently in complex, GPS-denied environments. We generate revenue through hardware-enabled software sales, licensing of ExynAI software, service contracts, and support agreements. Our customers include mining companies, construction firms, infrastructure operators, defense agencies, and OEMs integrating ExynAI into their platforms. We believe adoption of autonomous robotics in these verticals is accelerating, driven by demand for safety, efficiency, and digitization.

Key Factors Affecting Our Performance

Our results of operations are affected by the following factors:

●	Adoption of Autonomous Robotics and 3D mapping solutions in Industrial and Defense Markets. Our financial performance is tied to the rate of adoption of autonomous robotic and 3D mapping solutions within our target markets. Market acceptance is contingent upon our ability to educate customers on these benefits as well as broader market pressures driving technology adoption. Delays in broader technology adoption or a slower-than-anticipated shift towards automation and digitization in these key industrial and government sectors could adversely affect our revenue growth and financial results.
●	Timing of OEM Integrations and Long-Term Licensing Contracts. A significant portion of our long-term strategy involves entering into extended licensing agreements and partnerships with OEMs to embed our technology into their platforms. Our revenue and results of operations are therefore highly dependent on the timing and successful execution of these complex agreements. The sales cycle for such integrations is often long and unpredictable, involving extensive evaluation, negotiation, and joint development phases. Any delays in finalizing these contracts or in the subsequent deployment and scaling of integrated solutions by our partners could result in significant fluctuations in our recognized revenue from period to period. Furthermore, our ability to convert pilot programs and initial deployments into large-scale, recurring revenue contracts is critical to our long-term financial success.
●	Ongoing Investment in Research and Development to Maintain Technology Leadership. The market for autonomous robotics is characterized by rapid technological advancement and intense competition. To maintain and extend our position as a market leader, we must continue to make substantial investments in R&D. Our R&D efforts are focused on enhancing our core intellectual property, including our proprietary SLAM algorithms, sensor fusion capabilities, and AI-driven navigation software. These investments are essential to improve the performance of our existing products, develop new applications and functionalities, and broaden the range of environments in which our systems can operate.
●	Expansion of Our Sales, Marketing, and Distribution Capabilities. Our ability to grow our revenue is dependent on our capacity to effectively expand our sales, marketing, and distribution channels. We are actively investing in growing our direct sales force to target large enterprise and government customers, while also developing a network of strategic channel partners and resellers to broaden our market reach both domestically and internationally. These investments include hiring and training specialized sales and support personnel, increasing our marketing activities to build brand awareness, and establishing the infrastructure necessary to support a global customer base. The success of these expansion efforts, and the time it takes for new sales channels to become productive, will be a significant factor in our ability to acquire new customers and drive revenue growth.
●	Ability to Secure and Efficiently Deploy Growth Capital. Our strategic plan requires significant capital to fund our operations, support our research and development efforts, and finance the expansion of our sales and marketing organization. Our future growth and ability to execute on our business plan are contingent upon our ability to secure additional growth capital through equity or debt financing on favorable terms. The proceeds from such financing will be deployed to invest in critical R&D, scale our manufacturing and support capabilities, and potentially pursue strategic acquisitions of complementary technologies or businesses. Our ability to raise sufficient capital and to allocate it efficiently toward initiatives that drive scalable growth and accelerate our path to profitability will be critical to our operational and financial success.

Key Components of Our Results of Operations

Revenue

Revenue consists primarily of product sales, software licensing revenue, fees for consulting services, warranty sales, and after sale service and support. For the three months ended March 31, 2026, approximately 82% of our revenue was derived from the Nexys product segment, approximately 68% of our revenue came from direct sales and approximately 32% of our revenue came from channel partners.

Cost of Revenue

Cost of revenue includes materials, labor (including salary, benefits and taxes), and customer support.

Operating Expenses

Research and Development

R&D expenses consist primarily of personnel expenses, including salaries, benefits, costs of consulting, equipment and materials, manufacturing, supply chain, direct allocable overhead costs, including staff development cost, and travel and technology costs. We expect our R&D expenses to increase as we continue to invest in our infrastructure and technology and seek to develop new products and services. We also expect our R&D to fluctuate based on a number of factors including, among others, increased labor costs, availability and ability to obtain suitable drones and robots, availability and cost of supply chain components, such as sensors, inertial measurement units, motor controllers, and foreign currency exchange rates and tariffs.

Sales and Marketing

Sales and marketing expenses include salary, benefits and taxes, commissions, travel, advertising, and trade shows. We expect our sales and marketing expenses to increase as we seek to build out our capabilities in these areas to acquire new customers.

General and Administrative

General and administrative expenses include costs of executive leadership, corporate governance, consulting fees, accounting and finance operations, travel, and support functions, including human resources and information technology. General and administrative expenses are expected to continue to increase as we incur additional costs associated with being a public company and certain terms of our consulting and incentive agreements becoming effective.

Other Income (Expense)

Interest Expense, Net

Interest expense, net consists primarily of the interest expense from borrowings relating to revolving lines of credit with external banks and third-party notes, net of interest income earned on invested cash balances.

Other Income (Expense), Net

Other income (expense), gain/loss on foreign exchange, deferred financing cost amortization, loss on disposable assets and other nonoperating income.

Income Tax (Expense) Benefit

Income tax (expense) benefit primarily consists of income taxes in certain foreign jurisdictions in which we conduct business.

Results of Operations

Our operating results for the three months ended March 31, 2026 were characterized by stable revenue, improved gross profit, and higher operating expenses compared to the prior-year period. The improvement in gross profit was driven by lower costs incurred in delivering our products and services, while the increase in operating expenses reflects continued investment in personnel, infrastructure, and activities supporting the growth and commercialization of our autonomous mapping and robotics solutions.

	Three Months Ended March 31,		Period Over Period Change
	2026	2025	$	%
Revenues, net	$1,190,597	$1,218,053	$(27,456)	(2.3)%
Cost of revenues	688,262	784,894	(96,632)	(12.3)%
Gross profit	502,335	433,159	69,176	16.0%
Operating expenses:
Selling, general, and administrative expenses	1,960,412	1,410,939	549,473	38.9%
Research and development expenses	1,214,834	1,333,919	(119,085)	(8.9)%
Stock-based compensation	199,809	201,734	(1,925)	(1.0)%
Total operating expenses	3,375,055	2,946,592	428,463	14.5%
Operating loss	(2,872,720)	(2,513,433)	(359,287)	14.3%
Non-operating income (expense):
Interest expense	(336,154)	(81,323)	(254,831)	313.4%
Interest income	3,828	7,516	(3,688)	(49.1)%
Noncash change in fair value of SAFE liabilities	(30,000)	—	(30,000)	N/A
Other expense	(3,739)	7,581	(11,320)	(149.3)%
Total non-operating income (expense)	(366,065)	(66,226)	(299,839)	452.8%
Net loss before income tax benefit	(3,238,785)	(2,579,659)	(659,126)	25.6%
Income Tax Benefit	—	—	—	N/A
Net loss	$(3,238,785)	$(2,579,659)	$(659,126)	25.6%

Revenues, Net

For the three months ended March 31, 2026, revenues decreased by approximately $27 thousand to $1.2 million from $1.2 million for the three months ended March 31, 2025. The slight decrease was primarily attributable to timing of customer project activity and product deliveries during the period. Gross profit increased from $0.4 million to $0.5 million due to a more favorable revenue mix and lower costs incurred to deliver products and services.

Cost of Revenues

For the three months ended March 31, 2026, cost of revenues decreased by approximately $0.1 million to $0.7 million from $0.8 million for the three months ended March 31, 2025. The decrease was primarily attributable to lower direct labor, materials, and other costs associated with product and service delivery.

Operating Expenses

Selling, General and Administrative Expenses

For the three months ended March 31, 2026, selling, general and administrative expenses increased by approximately $0.5 million to $2.0 million from $1.4 million for the three months ended March 31, 2025. The increase was primarily attributable to higher personnel-related costs, professional fees, and other expenses associated with preparing for and operating as a public company.

Research and Development Expenses

For the three months ended March 31, 2026, research and development expenses decreased by approximately $0.1 million to $1.2 million from $1.3 million for the three months ended March 31, 2025. The decrease was primarily attributable to lower product development and engineering expenditures.

Stock-based Compensation

For the three months ended March 31, 2026, stock-based compensation expense remained relatively consistent at $0.2 million compared to the three months ended March 31, 2025, decreasing by approximately $2 thousand. The slight decrease was primarily attributable to changes in the timing and mix of equity awards subject to amortization during the respective periods.

Interest Expense and Interest Income

For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, interest expense increased by $0.2 million from $0.1 million to $0.3 million. Interest income decreased by $4 thousand from $8 thousand for the three months ended March 31, 2025 to $4 thousand for the three months ended March 31, 2026.

Other Expense

For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, other expense changed from $8 thousand income to ($3) thousand expense, primarily due to an unfavorable swing in foreign currency exchange gains and losses.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since inception. As of March 31, 2026, we had cash and cash equivalents of approximately $1.1 million and total indebtedness of approximately $8.1 million, including borrowings under our loan agreements and the Neolync and NCH Convertible Notes. These conditions raise substantial doubt about our ability to continue as a going concern.

Over the next twelve months, we expect to finance our operations primarily through cash generated from commercial operations and, as needed, through short-term debt arrangements, private placements of our equity securities, and proceeds from public offerings, if completed.

After the closing of our initial public offering, we continue to operate with nominal cash flow, as we have historically. Given all these facts, we are dependent on obtaining funding from operations and the sale of debt or equity to continue as a going concern. If we are unable to obtain a sufficient amount of financing to support all of our operations, we will prioritize deploying resources to the segments that generate the most revenue and have the potential for the greatest long-term growth.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the Three Months Ended
	2026	2025
Net cash used in operating activities	$(1,626,727)	$(1,510,557)
Net cash used in investing activities	(3,550)	(11,429)
Net cash provided by financing activities	1,919,909	—

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 totaled approximately $1.6 million compared to approximately $1.5 million for the three months ended March 31, 2025, an increase of approximately $0.1 million. The increase was primarily driven by an increase in operating activities to reconcile net loss, such as non cash change in fair value of SAFE liabilities and credit loss changes, offset and combined with decreases in depreciation and amortization expenses and higher working capital consumption.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 totaled approximately $4 thousand compared to approximately $11 thousand for the three months ended March 31, 2025.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 totaled approximately $1.9 million. The cash flows from financing activities were primarily driven by net borrowings from notes payable.

Contractual Commitments

We enter into contractual obligations in the normal course of business. For additional discussion, see Note 14, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

Trends and Uncertainties

We operate in rapidly evolving markets. Key trends include the expanding adoption of autonomous data collection in mining and other geospatial applications; growing demand for autonomous systems in defense and contested environments; ongoing supply chain constraints affecting availability of LiDAR, sensors, and semiconductor components; increasing regulatory clarity from the FAA and international bodies on BVLOS operations; and competitive dynamics from both established defense contractors and emerging robotics companies. Collectively, these trends create both opportunities and risks. They may require increased investment in research and development, regulatory and security compliance, inventory and supplier diversification, and customer success resources. There can be no assurance that our strategies will successfully mitigate these uncertainties, that regulatory developments will proceed as anticipated, or that customer adoption will occur at the pace or scale we expect. See also “Risk Factors — Risks Related to Our Business Operations — If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our solutions may become less competitive” for risks related to technological disruption.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to reported revenue generated and reported expenses incurred during the reporting periods. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our audited financial statements included in the registration statement on Form S-1 filed in connection with our initial public offering, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is granted in the normal course of business without collateral. Accounts receivable are stated net of credit losses, which represent estimated losses resulting from the inability of customers to make the required payments. Accounts that are outstanding longer than the contractual terms are considered past due. When determining the allowance for credit losses, the Company takes several factors into consideration including key inputs such as macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. The Company writes off accounts receivable when they become uncollectible. The allowance for credit losses was $232,206 and $203,960 as of March 31, 2026 and December 31, 2025, respectively. There were two and one customers who represented in the aggregate 25% and 12% of total accounts receivable as of March 31, 2026 and December 31, 2025, respectively.

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” issued by the FASB. This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied. Our primary revenue streams include sales of aerial robotic systems and related software solutions, service revenue and subscription revenue generated through the Company’s installment program.

Our contracts with customers may include multiple services. For example, some of our contracts include both hardware and software licenses and required integration. Determining whether the hardware sales, software licenses and the integration are distinct from each other, and therefore performance obligations to be accounted for separately, or not distinct from each other, and therefore part of a single performance obligation, may require significant judgment. We have concluded that the software licenses and integration services provided in subscription offerings are not distinct from each other and thus, should be considered a single performance obligation and the total revenue from the contract is recognized ratably over the subscription period of the software licenses. In reaching this conclusion, we considered that since the integration service requires integration of the software to function with the customer’s other processes, the integration and software license are not separately identifiable and should be combined into a single performance obligation.

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, we have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). The new guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual periods beginning the year ended December 31, 2027 and for interim periods thereafter. The new standard permits early adoption and can be applied prospectively or retrospectively. The Company is evaluating the impact of this ASU on its consolidated financial statements disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, and as a result of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026.

Material Weaknesses

As previously disclosed in our registration statement on Form S-1, as amended, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2025, our independent registered public accounting firm communicated to us, and management concluded, that there were 6 material weaknesses in our internal control over financial reporting largely arising from our having too few staff within our operations with sufficient knowledge of, and experience in, technical accounting and reporting matters.

These material weaknesses included: (1) a lack of sufficient oversight and monitoring controls related to inventory tracking and valuation, including controls over completeness, accuracy, and the application of appropriate costing methodologies; (2) failure to register with the applicable Canadian provinces to collect and remit required Canadian sales tax, see “Risk Factors — We may be subject to significant liabilities, penalties, interest, and other adverse consequences if we fail to properly assess, collect, and remit Canadian indirect taxes, and any such exposure could be material to our business, financial condition, results of operations, and cash flows”; (3) failure to properly state accrued liabilities, resulting in corresponding errors in expense recognition; (4) failure to appropriately account for SAFE instruments in accordance with U.S. GAAP, including the initial misclassification of such instruments as equity rather than liability-classified instruments, (5) issues with our consolidated financial statement preparation processes, including errors and inconsistencies with footnote disclosures, classification errors and failure to reconcile to the underlying financial information and (6) errors in the classification and related disclosure of the WAB Loan Agreement.

Each of the above material weaknesses indicates a current lack of adequate review controls over our financial reporting process. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As of March 31, 2026, each of these material weaknesses remained unremediated. Because disclosure controls and procedures include components of internal control over financial reporting, the existence of these material weaknesses caused our principal executive officer and principal financial officer to conclude that our disclosure controls and procedures were not effective as of March 31, 2026.

Status of Remediation

We continue to design and implement measures intended to remediate the material weaknesses described above, including hiring additional internal and external qualified accounting, finance, and IT personnel; performing a risk assessment to identify relevant risks and control objectives; and formalizing and communicating policies and procedures over our financial close, financial reporting, and other accounting processes. As of the date of this report, none of the six material weaknesses has been fully remediated, and we cannot predict the timing or ultimate success of our remediation efforts. The implementation of these measures may place significant strain on our management, operational, and financial resources for the foreseeable future, and there can be no assurance that these or any future measures will remediate the existing material weaknesses or that additional material weaknesses or significant deficiencies will not be identified.

Restatement

As previously disclosed, the Company restated its consolidated balance sheet as of December 31, 2025, to reclassify approximately $3.5 million of notes payable under the WAB Loan Agreement from long-term to current liabilities. The reclassification was required because a December 2025 modification and forbearance agreement accelerated the maturity of the obligation to June 2026, such that the Company no longer had the right to defer settlement for at least one year from the balance sheet date. The restatement had no effect on the Company’s previously reported consolidated statements of operations, stockholders’ deficit, total liabilities, or cash flows.

b)Changes in Internal Control over Financial Reporting.

Other than the ongoing remediation measures described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are an “emerging growth company” and intend to take advantage of certain exemptions from reporting requirements applicable to other public companies, including the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. As a result, our remediation efforts will not be independently attested to until such time as we no longer qualify as an emerging growth company.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business. We are not currently a party to any material legal proceedings, and are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our securities involves a high degree of risk. Before you decide to invest in our securities, you should consider carefully the risks described below, together with the other information contained in this Form 10-Q, including our consolidated financial statements and the related notes appearing elsewhere in this Form 10-Q. We believe the risks described below are the risks that are material to us as of the date of this Form 10-Q. If any of the following risks actually occur, our business, financial condition, results of operations, and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our securities could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Condition and Capital Requirements

Our financial statements have been prepared on a going-concern basis and our continued operations are in doubt.

The uncertainty about our ability to continue in operation is based on our continuing losses from operations since inception. We have incurred losses resulting in an accumulated deficit of $79,151,980 as of March 31, 2026, and anticipate further losses in the development of our business. As of March 31, 2026 and December 31, 2025, the Company had cash and cash equivalents of $1,102,166 and $812,534, respectively. As of the date of this Quarterly Report on Form 10-Q, we expect that our current cash and cash equivalents will not be sufficient to support our projected operating requirements for at least the next 12 months. Given all these facts, we are dependent on obtaining funding from operations and the sale of debt or equity to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern depends on the success of any future offering and receipt of additional funds through debt or equity financing and our operations. In the event we are unable to obtain such funding, we may have to delay, reduce or eliminate certain of our planned operations, including some of our research and development and/or reduce overall overhead expense, or divest assets. This in turn may have an adverse effect on our ability to realize the value of our assets. If we are unable to continue as a going concern, you will lose all or part of your investment.

We have identified several material weaknesses in our internal control over financial reporting. If we fail to implement and maintain effective internal control over financial reporting, we may be unable to accurately report our results of operations, meet our reporting obligations and/or prevent fraud.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2024, our independent registered public accounting firm communicated to us, and management concluded, that there were 9 material weaknesses in our internal control over financial reporting largely arising from our having too few staff within our operations with sufficient knowledge of, and experience in, technical accounting and reporting matters.

For the year ended December 31, 2024, these material weaknesses included: (1) a lack of sufficient oversight and monitoring controls related to inventory tracking and valuation, including controls over completeness, accuracy, and the application of appropriate costing methodologies; (2) failure to properly analyze the allowance for credit losses, resulting in an understatement of the allowance and related credit loss expense; (3) failure to register with the applicable Canadian provinces to collect and remit required Canadian sales tax, see “Risk Factors — We may be subject to significant liabilities, penalties, interest, and other adverse consequences if we fail to properly assess, collect, and remit Canadian indirect taxes, and any such exposure could be material to our business, financial condition, results of operations, and cash flows”; (4) failure to properly state accrued liabilities, resulting in corresponding errors in expense recognition; (5) failure to appropriately identify or fair value option issuances in accordance with U.S. GAAP, resulting in a material understatement of stock-based compensation expense and additional paid-in capital; (6) failure to appropriately identify or fair value warrants issued in connection with the Loan and Security Agreement, dated as of September 27, 2023, by and between us and Western Alliance Bank (as amended, the “WAB Loan Agreement”), resulting in an understatement of debt discount, additional paid-in capital and interest expense; (7) issues with our deferred tax analysis and related footnote disclosures; (8) issues with our consolidated financial statement preparation processes, including errors and inconsistencies with footnote disclosures, classification errors and failure to reconcile to the underlying financial information and (9) failure to maintain adequate segregation of duties within our accounting and financial reporting functions, including transaction authorization, journal entry preparation and posting, account reconciliation, and review.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2025, our independent registered public accounting firm communicated to us, and management concluded, that there were 6 material weaknesses in our internal control over financial reporting largely arising from our having too few staff within our operations with sufficient knowledge of, and experience in, technical accounting and reporting matters.

For the year ended December 31, 2025, these material weaknesses included: (1) a lack of sufficient oversight and monitoring controls related to inventory tracking and valuation, including controls over completeness, accuracy, and the application of appropriate costing methodologies; (2) failure to register with the applicable Canadian provinces to collect and remit required Canadian sales tax, see “Risk Factors — We may be subject to significant liabilities, penalties, interest, and other adverse consequences if we fail to properly assess, collect, and remit Canadian indirect taxes, and any such exposure could be material to our business, financial condition, results of operations, and cash flows”; (3) failure to properly state accrued liabilities, resulting in corresponding errors in expense recognition; (4) failure to appropriately account for SAFE instruments in accordance with U.S. GAAP, including the initial misclassification of such instruments as equity rather than liability-classified instruments, (5) issues with our consolidated financial statement preparation processes, including errors and inconsistencies with footnote disclosures, classification errors and failure to reconcile to the underlying financial information and (6) errors in the classification and related disclosure of the WAB Loan Agreement.

Each of the above material weaknesses indicates a current lack of adequate review controls over our financial reporting process. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

While we are working to identify measures to remedy the material weaknesses noted above, we have not yet implemented any of these measures and cannot predict the success of such measures or the time it will take to remedy such material weaknesses, assuming we are able to do so. In an effort to remediate these material weaknesses, we plan to hire additional qualified accounting, finance and IT personnel to provide needed levels of expertise in our internal accounting and IT functions and maintain appropriate segregation of duties. We intend to complete an appropriate risk assessment to identify relevant risks and specify needed objectives. We also intend to formalize and communicate our policies and procedures surrounding our financial close, financial reporting and other accounting processes. We may incur significant costs in the implementation of such measures, which may place a significant strain on our management, operational and financial resources and systems for the foreseeable future, and we can give no assurance that these measures will remediate the material weaknesses in internal controls or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. We intend as an “emerging growth company” to take advantage of applicable exemptions from certain reporting requirements that are applicable to most other public companies, including, but not limited to, an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act (requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting). This may mean that any remedial measures we take to remedy control deficiencies will not be independently verified until such time as we no longer qualify as an “emerging growth company”.

Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a further restatement of our financial statements or cause us to fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could in turn limit our access to capital markets, harm our results of operations, and lead to a decline in the trading price of our common stock and warrants. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting of our common stock and warrants, regulatory investigations and civil or criminal sanctions.

The growth and expansion of our business may place a significant strain on our operational and financial resources in the future. Further growth of our operations to support our customer base, our platform and our internal controls and procedures may not be adequate to support our operations. We may not be able to successfully implement requisite improvements to our internal control systems, controls and processes, such as system access and change management controls, in a timely or efficient manner. Our failure to improve our systems and processes, or their failure to operate in the intended manner, whether as a result of the growth of our business or otherwise, may result in our inability to accurately forecast our revenue and expenses, or to prevent certain losses. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely and reliable reports on our financial and operating results and could impact the effectiveness of our internal control over financial reporting.

We restated certain of our previously issued consolidated financial statements, which may result in unanticipated costs and may affect investor confidence and raise reputational issues.

We reached a determination to restate our consolidated financial statements and related classification and disclosure of the WAB Loan Agreement for the year ended December 31, 2025 included elsewhere in this Quarterly Report on Form 10-Q. As a result, we may incur unanticipated costs for accounting, professional and legal fees in connection with or related to the restatement, and could become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

We may be subject to significant liabilities, penalties, interest, and other adverse consequences if we fail to properly assess, collect, and remit Canadian indirect taxes, and any such exposure could be material to our business, financial condition, results of operations, and cash flows.

The Company derived approximately 20% and 17% of its revenue from sales occurring in Canada for the three months ended March 31, 2026 and 2025, respectively. We have identified a material weakness in our internal control over financial reporting related to our processes for assessing, charging, collecting, and remitting Canadian indirect taxes, including the federal goods and services tax (“GST”), harmonized sales tax (“HST”) and provincial sales taxes (“PST”). We are not registered with certain Canadian provinces as required, and in some instances we may have undercharged or failed to charge customers for applicable GST, HST, and PST. Although these taxes are generally intended to be pass-through to customers, when we do not properly assess and charge customers, we remain responsible for remitting the taxes out-of-pocket.

As a result, we may incur cash payments for past periods, which would adversely affect our expenses, margins, and liquidity.

Canadian federal and provincial tax authorities may assert liabilities for uncollected and unremitted taxes for prior periods, together with interest and penalties. These assessments could be substantial and may require us to make payments that we may be unable to recover from customers, particularly where contracts do not permit retroactive billing or where customer collection is impracticable. Any such assessments could also require us to establish or increase reserves, record additional liabilities and expenses, or make cash payments that could be material. In addition, we may be required to implement remedial measures, including registering with multiple tax authorities, changing our invoicing and billing systems, enhancing our tax determination engines and compliance processes, and engaging outside advisors, each of which could result in additional costs and divert management attention.

The identified material weakness indicates that our controls did not operate effectively to prevent or detect errors in the assessment and recording of indirect tax liabilities. If we are unable to remediate this or any other material weakness in a timely manner, or if we identify additional weaknesses, we could continue to be exposed to financial reporting errors, tax non-compliance, and related liabilities. Moreover, failure to remediate could harm investor confidence in our reported financial information and could result in increased audit costs, adverse regulatory attention, or limitations on our ability to complete financing or strategic transactions.

We may also face business and operational risks in implementing corrective actions. For example, instituting proper tax collection may require changes to our pricing, contracts, and billing practices, which could reduce demand, negatively affect customer satisfaction, or compress margins. If we seek to recover taxes that were not previously charged, customers may resist payment, seek concessions, or assert claims against us. Furthermore, tax laws and administrative practices in Canada, including those of individual provinces, are complex, subject to change, and may be interpreted or applied inconsistently, increasing the risk of future non-compliance or additional liabilities even after we implement remedial measures.

Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that tax authorities will not assert additional liabilities, that we will be able to successfully recover uncollected taxes from customers, or that our remediation efforts will prevent future non-compliance.

We have a history of losses, and we may not be able to generate sufficient revenue to achieve or maintain profitability in the future.

We incurred net losses of $3,238,785 and $2,579,659 for the three months ended March 31, 2026 and 2025, respectively, and had an accumulated deficit of $79,151,980 at March 31, 2026. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:

●	sales and marketing, which may require time before these investments generate sales results;
●	technology infrastructure, enhancements to our software, development of new products and product features, increasing data security, compliance and operations expenses;
●	general and administration, including significantly increasing expenses in accounting and legal related to the increase in the sophistication and resources required for public company compliance and other work arising from the growth and maturity of the Company;
●	competing with other companies and custom development efforts that are currently in, or may in the future enter, the markets in which we compete;
●	maintaining high customer satisfaction and ensuring quality and timely releases of product enhancements and applications;
●	developing our indirect sales channels and strategic partner network;
●	maintaining the quality of our technology infrastructure to minimize latency when using our products;
●	increasing market awareness of our product offerings and enhancing our brand;
●	maintaining compliance with applicable governmental regulations and other legal obligations, including those related to drone operations; and
●	attracting and retaining top talent in a competitive market.

These expenditures may not result in additional revenue or the growth of our business. If we fail to continue to grow revenue or to achieve or sustain profitability, our business, financial condition, results of operations, and prospects could be materially adversely affected and the market price of our common stock could be adversely affected.

We are an early-stage company with a limited sales history, which makes it difficult to evaluate our prospects and future operating results.

Our limited sales history makes our ability to forecast future operating results difficult and subjects us to a number of uncertainties, including our ability to plan and model future growth. In addition, we are still in the process of developing the features and applications that will make our solutions distinct from our competitors and the uptake of our product will be dependent on that development effort. Historical revenue growth is not necessarily indicative of future performance. Our revenue growth rate may decline in future periods due to a number of reasons, which may include the maturation of our business, increase in overall revenue over time, slowing demand for our products, increasing competition, a decrease in the growth of the markets in which we compete, or if we fail, for any reason, to continue to capitalize on growth opportunities in our revenues.

Developing products and services in the autonomous robotics industry is very time-consuming and expensive and, to date, we have devoted a significant amount of our resources to our research and development programs. These programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable. We expect our expenses to increase in connection with our ongoing activities, particularly as we aim to increase our headcount in the near-term, advance the development of our products, seek regulatory approvals, and launch and commercialize our products at scale.

We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as determining appropriate investments of our limited resources, market adoption of our products, competition, acquiring and retaining customers, hiring, integrating, training and retaining skilled personnel, developing new product enhancements and applications, determining prices and contract terms, and unforeseen expenses and challenges in forecasting accuracy. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our prospects, operating results and business could be adversely affected.

If we fail to manage our growth effectively, our business and operating results will be adversely affected.

We intend to continue to grow our business. For example, we plan to continue to expand our customer base, invest in new products, features, and functionality, enhance our products, and develop strategic partnerships with leading OEM companies. We must successfully manage growth to achieve our objectives. Although our business has experienced growth in the past, we cannot provide any assurance that our business will continue to grow at any particular rate, or at all.

Our ability to effectively manage the growth of our business will depend on a number of factors, including our ability to do the following:

●	effectively recruit, integrate, train and motivate new employees and make them productive, while retaining existing employees, maintaining the beneficial aspects of our corporate culture and effectively executing our business plan;
●	attract new customers, and retain and increase usage by existing customers;
●	successfully enhance our products;
●	continue to improve our operational, financial and management controls;
●	build strategic partnerships with leading technology companies in the autonomous robotics and drone markets;
●	protect and further develop strategic assets, including intellectual property rights; and
●	manage market expectations and other challenges associated with operating as a public company.

These activities will require significant financial resources and allocation of valuable management and employee resources, and growth will continue to place significant demands on management and our operational and financial infrastructure. In addition, the integration of new personnel will continue to result in some disruption to ongoing operations.

Our future financial performance and ability to execute our business plan will depend, in part, on our ability to effectively manage any future growth. There are no guarantees we will be able to do so. In particular, any failure to successfully implement systems enhancements and improvements will likely negatively impact our ability to manage our expected growth, ensure uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public reporting companies. Moreover, if we do not effectively manage the growth of our business and operations, the quality of our products could suffer, which could negatively affect our brand, operating results and business.

We will need to raise substantial additional funds in the future, which funds may not be available or, if available, may not be available on acceptable terms.

Changing circumstances may cause us to consume capital more rapidly than we currently anticipate.

The continued growth of our business, including the development, regulatory approval and commercialization of new products, will significantly increase our expenses going forward, regardless of our ability to generate revenue. As a result, we are required to seek substantial additional funds to continue our business and start commercial operations. Our future capital requirements will depend on many factors, including:

●	the cost of developing our products and services;
●	obtaining and maintaining regulatory clearance or approvals;
●	the costs associated with commercializing new products and services;
●	any change in our development priorities;
●	the revenue generated by sales of our products and services;
●	the costs associated with expanding our sales and marketing infrastructure for commercialization of new products and services;
●	any change in our plans regarding the manner in which we choose to commercialize any product or service in the United States or internationally;
●	the cost of ongoing compliance with regulatory requirements;
●	expenses we incur in connection with potential litigation or governmental investigations;
●	the costs to develop additional intellectual property:
●	anticipated or unanticipated capital expenditures; and
●	unanticipated general and administrative expenses.

We may need to raise additional funds in the future to support our commercial operations. If we are required to secure additional financing, such additional fundraising efforts may divert our management from our day-to-day activities. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from carrying out our business plan. This would have a material adverse effect on our business, financial condition and results of operations.

Raising additional capital may directly or indirectly cause dilution to our existing stockholders or restrict our commercial operations.

We may seek additional capital through a variety of means, including through equity, debt financings, or other sources. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a stockholder.

Such financing may also result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may adversely affect our ability to conduct our business. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that are not favorable to us.

Our substantial indebtedness could materially adversely affect our financial condition.

We have a significant amount of indebtedness, including $1.5 million outstanding under the Term Loan Agreement, dated as of December 23, 2025, by and between the Company and Neolync Holdings Ltd (“Neolync Holdings”) (the “Neolync Term Loan”). For the year ended December 31, 2025 and the three months ended March 31, 2026, our total outstanding indebtedness was approximately $6.1 million and $8.1 million, respectively. The convertible note issued by the Company on May 20, 2025 to Neolync Holdings in the aggregate principal amount of $1.5 million (the “Neolync Convertible Note”) and Evergreen Convertible Note were automatically converted into shares of common stock in connection with our initial public offering (referred to herein from time to time as the “IPO”). Additionally, all outstanding amounts under the WAB Loan Agreement and the Business Term Loan Agreement, dated as of December 26, 2026, by and between the Company and Maximcash Solutions LLC (“Maximcash”) (the “Maximcash Loan Agreement”) were repaid in connection with the closing of the IPO. Furthermore, pursuant to the Evergreen Side Letter, we made an initial installment payment on June 17, 2026 in the amount of $472,388.33 to Evergreen in connection with Evergreen agreeing to forbear from declaring an event of default under the Evergreen Convertible Note and we have agreed to make two additional installment payments in the amount of $472,388.33, on July 17, 2026 and August 16, 2026, for a total installment amount of $1,417,164.99.

Our substantial existing indebtedness and any future indebtedness we may incur, could have important consequences to the holders of our common stock, including the following:

●	making it more difficult for us to satisfy our obligations with respect to our and our subsidiaries’ other debt;
●	limiting our and our subsidiaries’ ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, or other general corporate requirements;
●	requiring us to dedicate a substantial portion of our cash flows to debt service payments, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions, and other general corporate purposes;
●	increasing our vulnerability to general adverse economic and industry conditions;
●	exposing us to the risk of increased interest rates, to the extent any of our borrowings are at variable rates of interest;
●	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
●	placing us at a disadvantage compared to other, less leveraged competitors; and
●	increasing our cost of borrowing.

In addition, the loan agreements and convertible notes agreements contain, and agreements governing our future borrowing may contain, restrictive covenants that limit our and certain of our subsidiaries’ ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all our debt. See “Description of Certain Indebtedness.”

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the loan agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the amount of additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute “indebtedness” under the loan agreements. The Neolync Term Loan will mature on December 23, 2026.

We may need to refinance all or a portion of our indebtedness on or before the maturity thereof.

Depending on market conditions, we may not be able to obtain such financing on commercially reasonable terms or at all. Failure to refinance our indebtedness could have a material adverse effect on us.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled principal and interest payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory, and other factors, some of which are beyond our control. We cannot be sure that our business will generate sufficient cash flows from operating activities, or that future borrowings will be available, to permit us to pay the principal and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Loan Agreements restrict, and any agreement governing any debt we incur in the future may restrict, our ability to dispose of assets and use the proceeds from those dispositions and also limits our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. See “Description of Certain Indebtedness.”

Additionally, if we cannot make scheduled payments on our debt, we will be in default, and the outstanding principal amount of indebtedness thereunder may be accelerated, commitments to loan money may be terminated and/or assets securing such borrowings may be foreclosed against, as applicable in the relevant debt instrument, and we could be forced into bankruptcy or liquidation. Any of these events could result in you losing all or a portion of your investment in the common stock.

Agreements governing our current and future indebtedness will contain covenants that restrict our current and future operations, including our ability to respond to changes or to take certain actions.

The loan agreements and convertible notes agreements contain, and any future indebtedness agreements we enter into will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and may limit our and our subsidiaries’ abilities to engage in acts that may be in our long-term best interest. See “Description of Certain Indebtedness.” These covenants may include restrictions on our and our subsidiaries abilities to:

●	incur additional indebtedness and guarantee indebtedness;
●	pay dividends or make other distributions or repurchase or redeem our capital stock;
●	prepay, redeem, or repurchase junior debt;
●	issue certain preferred stock or similar equity securities;
●	make loans and investments;
●	sell assets or property, except in certain circumstances;
●	sell or license intellectual property, except in certain circumstances;
●	incur liens;
●	dispose of our assets;
●	enter into transactions with affiliates;
●	modify or waive certain material agreements in a manner that is adverse in any material respect to the lenders;

●	enter into agreements restricting our subsidiaries’ ability to pay dividends;
●	make fundamental changes in our business, corporate structure, or capital structure, including, among other things, entering into mergers, acquisitions, consolidations, and other business combinations or selling all or substantially all of our assets.

As a result of these restrictions, we may be:

●	limited in how we conduct our business;
●	unable to raise additional debt or equity financing to operate during general economic or business downturns; or
●	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our strategy. If we incur indebtedness provided or guaranteed by the U.S. government, we may be subject to additional restrictions on our operations, including limitations on employee headcount and compensation reductions and other cost reduction activities.

Risks Related to Our Business Operations

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our solutions may become less competitive.

Our success depends on our customers’ willingness to adopt and use our products, as well as our ability to continually adapt and enhance our products. To attract new customers and increase revenue from existing customers, we need to continue to enhance and improve our products and to meet customer needs at prices that customers are willing to pay. Such efforts will require adding new features, expanding related applications and responding to technological advancements, which will increase our research and development costs. If we are unable to develop solutions that address customers’ needs or enhance and improve our products in a timely manner, we may not be able to increase or maintain market acceptance of our products.

Further, we may make changes to our products that customers do not find useful. We may also discontinue certain features, begin to charge for certain features that are currently free or increase fees for any features or usage of our products. We may also face unexpected problems or challenges in connection with new applications or feature introductions. Enhancements and changes to our products could fail to attain sufficient market acceptance for many reasons, including:

●	failure to predict market demand accurately in terms of products functionality and capability or to supply features that meets this demand in a timely fashion;
●	inability to operate effectively with the technologies, systems or applications of existing or potential customers;
●	defects, errors or failures;
●	negative publicity about their performance or effectiveness;
●	delays in releasing new enhancements and additional features to our products to the market;
●	the introduction or anticipated introduction of competing products;
●	an ineffective sales force;
●	poor business conditions for our end-customers, causing them to delay purchases;

●	challenges with customer adoption and use of our products; and
●	the reluctance of customers to purchase solutions incorporating open source software.

In addition, because our products are designed to operate on and with a variety of systems, we will need to continuously modify and enhance our products to keep pace with changes in technology, and we may fail to do so.

Moreover, many competitors expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to competitors’ research and development programs. If we fail to maintain adequate research and development resources or compete effectively with the research and development programs of competitors, our business could be harmed. Our ability to grow is also subject to the risk of future disruptive technologies. If new technologies emerge that are able to deliver business intelligence solutions at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely affect our ability to compete.

If we fail to penetrate new markets, including the future sale of our software development kits (“SDKs”) and application programming interfaces (“APIs”) to OEMs, our revenue and financial condition could be harmed.

We believe that our future revenue growth, if any, significantly depends on our ability to penetrate, or further penetrate, the OEM markets by pursuing future SDK sales or licensing models for our software, that may include per-install or tiered subscriptions, which we believe will support future SaaS-based growth and recurring revenue opportunities. However, we have not yet made any such sales or licensing arrangements and cannot guarantee that we will be successful in our efforts to do so. If these future goals do not develop as we currently anticipate, the technical requirements of these markets evolve in ways we do not anticipate, the development of such markets is delayed or impacted by factors outside of our control, or if we are unable to penetrate them successfully with our solutions, our revenue could decline and our financial condition would be negatively impacted. Some of these markets are primarily served by only a few large, multinational OEMs with substantial negotiating power relative to us and, in some instances, with internal solutions that are competitive to our products. Meeting the technical requirements and securing design wins with any of these companies requires a substantial investment of our time and resources and we cannot assure you that we will secure design wins from these or other companies or that we will achieve meaningful revenue from the sales of our solutions into these markets. In addition, we face competition from larger competitors with greater resources and more history in these markets, which may put us at a competitive disadvantage to these larger competitors. If we fail to penetrate these or other new markets we are targeting, our financial condition would likely suffer. Moreover, if we are successful in achieving design wins in these new markets, it will likely take longer to generate revenue from such design wins than in our traditional markets.

We may face commercial operational risks because of our reliance on technology. Our information technology systems may be subject to failure, interruption or security breaches.

Information technology systems are critical to our business. Our business requires us to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and our own business, operations, plans and business strategies. We use various technology systems to manage our customer relationships and general ledger. Our computer systems, data management and internal processes, as well as those of third parties, are integral to our performance. Our commercial operational risks may include the risk of malfeasance by persons outside our company, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. Such risks related to cyber-attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information, damages to systems, or other material disruptions to network access or business operations. Although we take protective measures and believe that we have not experienced any of the data breaches described above, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security. Because the techniques used to cause security breaches change frequently, we may be unable to proactively address these techniques or to implement adequate preventative measures. In the event of a breakdown in our internal control systems, improper operation of our systems or improper employee actions, or a breach of our security systems, including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, loss of customers and damage to our reputation, and face regulatory action or civil litigation. Any of these events could have a material adverse effect on our financial condition and results of operations. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits.

Our products and future services may be affected from time to time by design and manufacturing defects that could materially adversely affect our business and result in harm to our reputation.

Our value proposition relies heavily on the performance and reliability of our Level 4B autonomy software. If our software fails to deliver consistent results in challenging environments, our reputation and demand may suffer. Our software products and services may be affected by design and manufacturing defects.

Sophisticated operating system software and applications, such as those that we offer, often have issues that can unexpectedly interfere with the intended operation of hardware or software products, particularly given the complexity of autonomous systems operating in hazardous or GPS-denied environments. Defects can also exist in components and products that we purchase from third parties. Component defects could make our products unsafe and create a risk of environmental or property damage and personal injury. In addition, our service offerings could have quality issues and may from time to time experience outages, service slowdowns or errors. As a result, our services may from time to time not perform as anticipated and may not meet customer expectations. There can be no assurance we will be able to detect and fix all issues and defects in the hardware, software and services we offer. Failure to do so can result in widespread technical and performance issues affecting our future products and services. In addition, we may be exposed to product liability claims, recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment, and/or intangible assets, and significant warranty and other expenses, including litigation costs and regulatory fines. Quality problems can also adversely affect the experience for users of our products and services, and result in harm to our reputation, loss of competitive advantage, poor market acceptance, reduced demand for products and services, delay in new product and service introductions and lost sales.

If we are unable to attract new customers in a manner that is cost-effective, our revenue growth could be slower than we expect and our business may be harmed.

To increase our revenue, we must add new customers, upsell to our existing customers, and enhance our product with a feature set that sets us apart from our competitors. Demand for our products is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our products for existing and new use cases, the timing of development and release of new applications and features, technological change, growth or contraction in our addressable market, and accessibility across devices, operating systems, and applications. In addition, if competitors introduce lower cost or differentiated products or services that are perceived to compete with our features, our ability to sell our features based on factors such as pricing, technology and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could negatively affect the growth of our revenue.

Even if we do attract customers, the cost of new customer acquisition may prove so high as to prevent us from achieving or sustaining profitability. If our sales and marketing efforts do not result in substantial increases in revenue, our business, results of operations, and financial condition may be adversely affected.

Our sales efforts involve considerable time and expense, and our sales cycle can be long and unpredictable.

Our sales process involves educating prospective customers about the benefits and technical capabilities of our products and software. Some of our prospective customers may be municipalities and other governmental entities, which may be required to conduct a thorough procurement process involving a detailed review of competitive bids. If we are not able to effectively expand our sales capabilities to meet the needs of our customers, it could harm our ability to increase our customer base. We may not be able to continue to expand sales through these channels as quickly as anticipated, due to customer reluctance or regulatory change. For example, it may take nine to eleven months from opportunity creation to contract execution and some solutions can be implemented within minutes while others may require two to three months from contract execution to go-live generally due to complexity of change management, community communications and scope of services. We may spend substantial time, effort, and money on our sales and marketing efforts without any assurance that our efforts will result in a new contract or renewal. As a result of these factors, we may face greater costs, longer sales cycles, and less predictability.

A significant failure or deterioration in our quality control systems could have a material adverse effect on our business and operating results.

The quality and safety of our products and services will be critical to the success of our business and future commercial operations. As such, it is imperative that our quality control systems operate effectively and successfully. Quality control systems can be negatively impacted by the design of the quality control systems, the quality training programs and adherence by employees to quality control guidelines. Although we strive to ensure that we continue to adhere to high-quality control systems, any significant failure or deterioration of such quality control systems could have a material adverse effect on our business and operating results.

Our failure to maintain effective internal controls over financial reporting could have an adverse impact on us.

We are required to establish and maintain appropriate internal controls over financial reporting.

Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition, results of operations, liquidity and stock price. In addition, management’s assessment of internal controls over financial reporting has identified, and may identify in the future, weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the market price of our common stock.

In addition, discovery and disclosure of a material weakness in the future or our inability to cure the material weakness we previously discovered and disclosed, by definition, could have a material adverse impact on our consolidated financial statements. Such an occurrence could negatively affect our business and affect how our stock trades. This could, in turn, negatively affect our ability to access public equity or debt markets for capital.

Future operating results and key metrics may fluctuate significantly due to a wide range of factors, which makes our future results difficult to predict.

Our operating results and key metrics could vary significantly from quarter to quarter as a result of various factors, some of which are outside of our control, including:

●	the expansion of our customer base;
●	the size, duration and terms of our contracts with both existing and new customers;
●	the introduction of products and product enhancements by competitors, and changes in pricing for products offered by us or our competitors;
●	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors or otherwise;
●	changes in customers’ budgets;
●	the timing of satisfying revenue recognition criteria, particularly with regard to large transactions, including the procurement process of our government customers;
●	the amount and timing of payment for expenses, including infrastructure costs to deliver our products, research and development, sales and marketing expenses, employee benefit and stock- based compensation expenses;
●	costs related to the hiring, training and maintenance of our employees;
●	changes in laws and regulations that impact our business;
●	the timing and growth of our business; and
●	general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate.

Any one of these or other factors discussed elsewhere in this Quarterly Report on Form 10-Q may result in fluctuations in our operating results, meaning that quarter-to-quarter comparisons may not necessarily be indicative of our future performance.

We may not timely and effectively scale our existing technology to meet the performance and other requirements placed on our products, which could increase expenditures unexpectedly and create risk of outages and other performance and quality of service issues for our customers.

Our future growth depends on our ability to meet customers’ expectations with respect to the speed, reliability and other performance attributes of our products, and to meet the expanding needs of customers as their use of our products grows. The number of users, the amount and complexity of data ingested, created, transferred, and processed by our products, the number of locations where our products are being accessed, and the number of processes and systems managed by us on behalf of these customers, among other factors, separately and combined, can have an effect on the performance of our products. We plan to develop partnerships in the future with various third parties in order to scale deployments globally. However, such third parties may experience outages, disruptions, or other performance problems, or to the extent we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

In order to ensure that we meet the performance and other requirements of customers, we continue to make significant investments to develop and implement new technologies in our products and infrastructure operations. These technologies, which include application advancements and automation, are often advanced, complex, and sometimes broad in scope and untested through industry-wide usage. We may not be successful in developing or implementing these technologies. To the extent that we do not develop offerings and scale our operations in a manner that maintains performance as our customers expand their use, our business and operating results may be harmed.

We may not accurately assess the capital and operational expenditures required to successfully fulfill our objectives and our financial performance may be harmed as a result. Further, we may make mistakes in the technical execution of these efforts to improve our products, which may affect our customers. Issues that may arise include performance, data loss or corruption, outages, and other issues that could give rise to customer satisfaction issues, loss of business, and harm to our reputation. If any of these were to occur there would be a negative and potentially significant impact to our financial performance. Lastly, our ability to generate new applications and improve our current solutions may be limited if and to the extent resources are necessarily allocated to address issues related to the performance of existing solutions.

Our products use third-party software and services that may be difficult to replace or cause errors or failures of our products that could lead to a loss of customers or harm to our reputation and our operating results.

We license third-party software and depend on services from various third parties for use in our products. In the future, this software or these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of the software or services could result in decreased functionality of our products until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated, which could harm our business. In addition, any errors or defects in or failures of the third-party software or services could result in errors or defects in our products or cause our products to fail, which could harm our business and be costly to correct. Many of these providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our customers or third-party providers that could harm our reputation and increase our operating costs.

We will need to maintain our relationships with third-party software and service providers, and to obtain software and services from such providers that do not contain any errors or defects. Any failure to do so could adversely impact our ability to deliver effective products to our customers and could harm our operating results.

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.

Our continued growth depends in part on the ability of existing and potential customers to access our products at any time. We may in the future experience disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new capabilities, human or technology errors, distributed denial of service attacks, or other security related incidents. Despite efforts to test our updates, errors, failures or bugs may not be found in our products until after they are deployed to our customers. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our products become more complex, new features or capabilities are released and user traffic increases. If our products are unavailable or if users are unable to access our solutions within a reasonable amount of time, or at all, our business will be harmed. Real or perceived errors, failures or bugs in our products could result in negative publicity, government inquiries, loss of or delay in market acceptance of our products, loss of competitive position, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.

We implement bug fixes and upgrades as part of our regular system maintenance, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, any history of inaccuracies in the data we collect for our customers, or the loss, damage, unauthorized access to or acquisition of, or inadvertent release or exposure of confidential or other sensitive data could cause our reputation to be harmed and result in claims against us, and customers may elect not to purchase or renew their agreements with us or we may incur increased insurance costs. The costs associated with any material defects or errors in our software or other performance problems may be substantial and could harm our operating results.

We also rely on technologies from third parties in order to operate critical functions of our business. To the extent that our third-party service providers experience outages, disruptions, or other performance problems, or to the extent we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected. In addition, if our agreements with third-party software or services vendors are not renewed or the third-party software or services become obsolete, fail to function properly, are incompatible with future versions of our products or services, are defective or otherwise fail to address our needs, there is no assurance that we would be able to replace the functionality provided by the third-party software or services with software or services from alternative providers.

We have taken steps to increase redundancy in our products and infrastructure and have plans in place to mitigate events that could disrupt our products’ services. However, there can be no assurance that these efforts would protect against interruptions or performance problems.

We utilize independent distributors who are free to market products that compete with ours.

For the three months ended March 31, 2026, approximately 32%, of our sales were generated by independent distributors, with World Class Mining Services Mexico, S. de R.L. and Nikon-Trimble Co., Ltd. for approximately 13% and 12%, respectively, of those amounts alone. None of our independent distributors has been required to sell our products exclusively. Our distributor agreements generally have one-year initial terms and automatic renewals for an additional year. If any of our key independent distributors, including World Class Mining Services Mexico, S. de R.L. and C.R. Kennedy & Company, were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors or our direct sales representatives, which may not prevent our sales from being adversely affected. Additionally, to the extent that we enter into additional arrangements with independent distributors to perform sales, marketing, or distribution services, the terms of the arrangements could cause our product margins to be lower than if we directly marketed and sold our products.

For certain of the components and services included in our products there may be a limited number of suppliers we can rely upon and if we are unable to obtain these components and services when needed we could experience delays in the manufacturing of our products and delivering our services, and our financial results could be adversely affected.

We acquire most of the components for the manufacture of our products from suppliers and subcontractors. Suppliers of some of the components may require us to place orders with significant lead- times to assure supply is in accordance with its manufacturing requirements. Any delay in the supply of any of the components of our products by any third party may cause us to delay the placement of any future potential orders and may result in the cancellation of an order or the services we plan to provide. Delays in supply, or unavailability of services, may significantly hurt our ability to fulfill our contractual obligations and may significantly hurt our business and result of operations. In addition, we may not be able to continue to obtain such components or services from these suppliers on satisfactory commercial terms. Disruptions of our manufacturing and information systems operations could ensue if we were required to obtain components or services from alternative sources, which would have an adverse effect on our business, results of operations and financial condition.

We may incur product liability claims relating to our software.

Claims could be brought against us if use and misuse of our software causes, or merely appears to have caused, personal injury or death. In addition, malfunction or bugs in our software may lead to other potential life, health, and property risks. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources. We are unable to predict if we will be able to obtain or maintain insurance for such claims.

If our or our customers’ access to data becomes limited, our business, results of operations and financial condition may be adversely affected.

The success of our products is dependent in large part on our customers’ ability to integrate our software with third-party drones, sensors and robotic platforms. Generally, we do not have agreements in place with these third parties that guarantee access to their platforms, and any agreements that we do have in place with these third parties are typically terminable for convenience by the third party. If these third parties restrict or prevent our ability to integrate our products with their hardware, software or solutions, including but not limited to, by limiting the functionality of our data connectors, our ability to access the data maintained on their systems or the speed at which such data is delivered, customers’ ability to access their relevant data in a timely manner may be limited, and our business and operating results may be adversely affected.

We may face competition from other technology companies, many of which have substantially greater resources.

The autonomous robotics industry is evolving rapidly and is highly competitive. There are many well- capitalized technology companies and startups that are developing autonomous devices, robotics, and LiDAR or photogrammetry solutions. Our direct competitors include, but are not limited to, Emesent, NEA, Skydio, Airobotics, and Iris Automation. Some of these competitive firms have substantially greater financial, management, research and marketing resources than we have. Our competitors may be able to utilize their substantially greater resources and economies of scale to develop competing products, services, and technologies more efficiently, divert sales away from us by winning broader contracts, or hire away our employees by offering more lucrative compensation packages. The market for drones and autonomous robotics is expanding, and competition is intensifying, which both provides an opportunity for our products but also may attract additional competitors to the market, and enable current competitors to expand their product and service lines. In order to secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of our future contracts, which could adversely affect our margins. In addition, larger diversified competitors serving as prime contractors may be able to supply underlying products and services from affiliated entities, which would prevent us from competing for subcontracting opportunities on these contracts. Moreover, besides our trademarks, we own limited intellectual property relating to our products. Consequently, this segment is characterized by intense competition, the frequent introduction of new products and potential upgrades for existing products. We may also face competition from smaller businesses, or customers may adopt in-house solutions that reduce their reliance on third-party providers like us. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

We use “open source” software components in our solutions as well as other licensed software, which may require that we release the source code of certain software subject to open source licenses or subject us to possible litigation or other actions that could adversely affect our business.

We utilize software that is licensed under so-called “open source,” “free” or other similar licenses, or that contain components that are licensed in such manner. Our use of open source software may entail different or greater risks than use of third-party commercial software. Open source licensors sometimes do not provide warranties or other contractual protections regarding infringement claims or the quality of the code, and open source software is sometimes made available to the general public on an “as-is” basis under the terms of a non-negotiable license. In addition, if we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. We do not believe we have combined any of our proprietary software with open source software in such a manner, but if that were to occur this would allow our competitors to create similar offerings with lower development effort and time.

We may also face claims alleging noncompliance with open source license terms or other license terms, or infringement or misappropriation of proprietary software. These claims could result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. Few courts have interpreted open source licenses and these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to use our proprietary software. We cannot guarantee that we have incorporated or will incorporate open source or other software in our software in a manner that will not subject us to liability or require us to release the source code of our proprietary software to the public.

If we fail to protect our intellectual property rights, we could lose our ability to compete in the marketplace.

Our intellectual property and proprietary rights are important to our ability to remain competitive and for the success of our products and our business. Patent protection can be limited and not all intellectual property is or can be patented. We rely on a combination of patent, trademark, copyright, and trade secret laws as well as confidentiality agreements and procedures and other contractual provisions to protect our intellectual property, other proprietary rights and our brand. We have little protection when we must rely on trade secrets and nondisclosure agreements. Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors.

Furthermore, we currently have no intellectual property rights for our products. Consequently, we may not be able to prevent third parties from using or adapting our inventions. Competitors may use our technologies to develop their own products. These products may compete with our devices, and our patents or other intellectual property rights may not be effective or adequate to prevent such competition. Our competitors may also independently develop technologies and products that are substantially equivalent or superior to our technologies and/or products, which could result in decreased revenues for us. Moreover, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. Litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and substantial diversion of management attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products. Our inability to adequately protect our intellectual property rights could adversely affect our business and financial condition and the value of our brand and other intangible assets.

Other companies may claim that we infringe their intellectual property, which could materially increase our costs and harm our ability to generate future revenue and profit.

While we are not aware that our technologies infringe the proprietary rights of any third party, we do not regularly conduct freedom to operate searches. Claims of infringement are becoming increasingly common and third parties may assert infringement claims against us. A number of companies, including competing companies, are actively developing extensive patent portfolios on aerial drones or autonomous robots. These companies include big players like Amazon.com, Inc., Google LLC, International Business Machines Corporation, Qualcomm Incorporated, Verizon Communications Inc., Walmart Inc., The Boeing Company, The Lockheed Martin Corporation and SZA DJI Technology Co., LTD (“DJI”), as well as a variety of smaller companies, universities and startups. It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for or otherwise restrict our use of the intellectual property rights of third parties. If we are required to obtain licenses to use any third-party technology, we would have to pay royalties, which may significantly reduce any profit on our products. In addition, any such litigation could be expensive and disruptive to our ability to generate revenue or enter into new market opportunities. If any of our products are found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non- infringing or to cease production of such products altogether.

Third-party claims that we are infringing or otherwise violating the intellectual property rights of others, whether successful or not, could subject us to costly and time-consuming litigation or require us to obtain expensive licenses, and our business could be harmed.

The technology industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual property rights. Companies in the technology industry must often defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Third parties, including our competitors, may own patents or other intellectual property rights that cover aspects of our technology or business methods and may assert patent or other intellectual property rights against us and others in the industry. From time to time, we may receive in the future threatening letters, notices or “invitations to license,” or may be the subject of claims that our technology and business operations infringe or otherwise violate the intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses. Claims of intellectual property infringement or other violations of intellectual property rights might require us to stop using technology found to infringe or violate a third party’s rights, redesign our products, which could require significant effort and expense and cause delays of releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our products. If we cannot or do not license the infringed or otherwise violated technology on commercially reasonable terms or at all, or substitute similar technology from another source, we could be forced to limit or stop selling our products, we may not be able to meet our obligations to customers under our customer contracts, revenue and operating results could be adversely impacted, and we may be unable to compete effectively. Even if we are successful in defending against allegations of intellectual property infringement, litigation may be costly and may divert the time and other resources of our management. Additionally, customers may not purchase our products if they are concerned that they may infringe or otherwise violate third-party intellectual property rights. The occurrence of any of these events may harm our business.

Our business is highly dependent upon our brand recognition and reputation, and the failure to maintain or enhance our brand recognition or reputation would likely adversely affect our business and operating results.

We believe that maintaining and enhancing a strong brand identity and reputation are critical to our relationships with customers and strategic partners and to our ability to attract new customers and strategic partners. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our market continues to develop. Our success in this area will depend on a wide range of factors, some of which are beyond our control, including the following:

●	the efficacy of our marketing efforts;
●	our ability to maintain high-quality, innovative and error- and bug-free products;
●	our ability to obtain new customers and retain and/or upsell to existing customers;
●	our ability to maintain high customer satisfaction;
●	the quality and perceived value of our products;
●	our ability to obtain, maintain and enforce trademarks and other indicia of origin that are valuable to our brand;
●	our ability to successfully differentiate our products from competitors’ products;
●	actions of competitors and other third parties;
●	our ability to provide customer support and professional services;
●	any actual or perceived data breach or data loss, or misuse or perceived misuse of our products;
●	positive or negative publicity;
●	interruptions, delays or attacks on our products; and
●	litigation or regulatory related developments.

If our brand promotion activities are not successful, our operating results and growth may be harmed.

Independent industry analysts often provide reviews of our products, as well as competitors’ products, and perception of our products in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of competitors’ products and services, our brand may be adversely affected.

Furthermore, negative publicity, whether or not justified, relating to events or activities attributed to us, our employees, partners or others associated with any of these parties, may tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity may reduce demand for our products and have an adverse effect on our business, operating results and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brand may be costly and time consuming, and such efforts may not ultimately be successful.

Our future success depends on the continuing efforts of our key personnel and on our ability to attract and retain highly skilled personnel and senior management.

Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of our key technical personnel and executive officers, including the contributions of Brandon Torres Declet, our Chief Executive Officer (“CEO”), as well as other members of our management team, and the hiring, development, and retention of qualified technical, engineering, manufacturing, marketing, sales, and management personnel for our operations. The loss of services of any of these individuals could make it more difficult to achieve our business plans. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services. We do not currently maintain “key person” life insurance on the lives of our executives. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

We aim to significantly increase our headcount in the near-term, but have experienced, and continue to experience, challenges hiring highly qualified personnel, including engineers and skilled laborers. In addition, the cost of labor remains high. Some candidates and new personnel may have job-related expectations that differ from our current workforce and are inconsistent with our corporate culture. With respect to existing personnel, some may become required to receive various security clearances and substantial training in order to work on certain programs or perform certain tasks. Necessary security clearances may be delayed, which may impact our ability to perform on our U.S. government contracts. We also may not be successful in training or developing qualified personnel with the requisite relevant skills or security clearances. Moreover, some of our employees are covered by collective bargaining agreements. If we have additional challenges renegotiating agreements or if our employees pursue new collective representation, then we could experience additional costs and/or be subject to work stoppages. Any of the above factors could seriously harm our business.

If we are unable to attract, integrate and retain additional qualified personnel, including top technical talent, our business could be adversely affected.

Future success depends in part on our ability to identify, attract, integrate and retain highly skilled technical, managerial, sales and other personnel. We face intense competition for qualified individuals from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. These companies also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. If we are unable to attract, integrate and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, our business will be adversely affected.

In addition, changes in immigration laws or varying applications of immigration laws to limit the availability of certain work visas or increase visa fees in the United States may impact our ability to hire the engineering and other talent that we need to continue to enhance our platform, which could have an adverse impact on our business, financial condition, results of operations, and prospects. It is difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or renewing work visas for our technology professionals.

Volatility or lack of positive performance in our stock price may also affect our ability to attract and retain our key employees. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to appropriately incentivize and retain our employees through equity compensation, or if we need to increase our compensation expenses in order to appropriately incentivize and retain our employees, our business, operating results, financial condition and cash flows would be adversely affected.

Future acquisitions could disrupt our business and adversely affect our operating results, financial condition and cash flows.

We may make acquisitions that could be material to our business, operating results, financial condition and cash flows. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

●	an acquisition may negatively affect our operating results, financial condition or cash flows because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
●	we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;
●	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
●	an acquisition may result in a delay or reduction of customer purchases for both us and the company we acquired due to customer uncertainty about continuity and effectiveness of service from either company;
●	we may encounter difficulties in, or may be unable to, successfully sell any acquired products or solutions;
●	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;
●	the potential strain on our financial and managerial controls and reporting systems and procedures;
●	potential known and unknown liabilities associated with an acquired company;
●	if we incur debt to fund such acquisitions, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants;
●	the risk of impairment charges related to potential write-downs of acquired assets or goodwill in future acquisitions;
●	to the extent that we issue a significant amount of equity or convertible debt securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease; and
●	managing the varying intellectual property protection strategies and other activities of an acquired company.

We may not succeed in addressing these or other risks or any other problems encountered in connection with the integration of any acquired business. The inability to integrate successfully the business, technologies, products, personnel or operations of any acquired business, or any significant delay in achieving integration, could have a material adverse effect on our business, operating results, financial condition and cash flows.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement or other violations of intellectual property rights, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services or other contractual obligations. Large indemnity payments could harm our business, results of operations and financial condition. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.

Our insurance may not adequately cover our future operating risk.

We have insurance to protect our assets, future operations and employees. While we believe our insurance coverage addresses all material risks to which we may be exposed and is adequate and customary according to our current projections for our future operations, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which we may be exposed. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be materially adversely affected. Insurance that is otherwise readily available, such as workers’ compensation, general liability, title insurance and directors’ and officers’ insurance, is more difficult for us to find and more expensive because of our involvement in emerging areas. There are no guarantees that we will be able to find insurance coverage at otherwise competitive, or even economically viable terms.

Risks Related to Regulation and Government

Operating in highly regulated businesses with new and ever-changing laws and regulations requires significant resources.

We operate in highly regulated businesses that are regulated by a number of federal agencies and laws, including, but not limited to, regulations relating to drone use, data security and privacy, and artificial intelligence. The regulatory landscape is evolving to address the increased use of drones in recreational and commercial spaces. Federal, state and local governmental entities and foreign governments may regulate aspects of the drone industry, including the production or distribution of our drone hardware, software or services. The United States Department of Transportation (“USDOT”), the Federal Aviation Administration (the “FAA”), and other agencies at the federal, state and local levels are beginning to address some of the numerous certification, regulatory and legal challenges associated with unmanned aerial systems (“UAS”). These aircraft will also need to comply with existing regulations or be the subject of new regulations to cover their activities. Current regulations govern operating beyond visual line of sight (“BVLOS”) without a waiver, operating over people and public streets, privacy, transporting commercial cargo across state lines and instrument-based flight. The integration of UAS into the National Airspace System and air traffic management is a critical factor, requiring a remote identification process (i.e., Remote ID) for these aircraft to provide identification and location information during flight. The FAA’s Unmanned Aircraft System Integration Pilot Program (“IPP”) provides a means to test and evaluate UAS operations, accelerating the approval of certain operations that require authorizations. It is uncertain how new or changed laws and regulations will affect our products and operations. We may be unable to respond effectively and on a timely basis to comply with the evolving regulations. If we are unable to adapt to the changing regulatory environment successfully and on a faster pace than our competitors, such developments could adversely affect our ability to compete.

In addition, regulations in accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), financial matters, and other administrative and industry restrictions may lead to increased compliance costs or adversely affect our operations. While we endeavor to take all the steps necessary to comply with these laws and regulations, there can be no assurance that we can maintain compliance on a continuing basis. Failure to comply could result in monetary liabilities and other sanctions which could increase our costs or decrease our revenue resulting in a negative impact on our business, financial condition and results of operations. We expect a significant amount of our management’s time and external resources to go towards ensuring compliance with the laws, regulations and guidelines that impact our business, and changes thereto, and such compliance may place a significant burden on our management and other resources. Additionally, we may be subject to a variety of local laws, regulations and guidelines in each of the future jurisdictions in which we plan to operate, which may differ among these various jurisdictions. Complying with multiple regulatory regimes will require additional resources and may impair our ability to expand into certain jurisdictions.

Further, any future changes in applicable federal, state, and local regulations, including zoning restrictions, environmental requirements, FAA and the Federal Communications Commission (the “FCC”) compliance, security requirements, or permitting requirements and fees, could restrict the products and services we may offer or impose additional compliance costs on us. Environmental regulations, including those on noise pollution, emissions from battery production, or waste from drone manufacturing, could impose additional costs or restrictions. For example, local zoning laws may limit drone operations due to environmental impacts, and failure to comply with the U.S. Environmental Protection Agency (“EPA”) or international standards (for example, EU drone sustainability directives) could delay product launches or increase liability. Violations of applicable laws, or allegations of such violations, could disrupt our future business and result in a material adverse effect on our commercial operations. We cannot predict the nature of any future laws, regulations, interpretations or applications, including local, state or federal, and it is possible that regulations may be enacted in the future that will be materially adverse to our business or which would have materially significant costs of compliance which could negatively impact our business and commercial operations. In addition, we may operate in multiple countries and therefore may be exposed to foreign changes in foreign regulations, which could negatively impact our financial results. We may face difficulty in adapting to or managing foreign regulatory risks.

See also “Risk Factors — Risks Related to Regulation and Government — Privacy and data security laws and regulations could require us to make changes to our business, impose additional costs on us and reduce the demand for our software solutions.”

Opportunities for expanded uses of our drone-based services in the United States are limited by federal and state laws and rulemaking.

The products we offer to customers within the United States are limited by federal laws and rulemaking, including Part 107 of the commercial drone regulations adopted by the FAA at the end of August 2016. Our ability to develop and provide new services for use in the United States will be subject to federal law and regulations, which can be slow and subject to delays based on political turnover and disruptions in federal funding, among other reasons. The Part 107 rules limit the altitude, available airspace and weight of a drone and also requires the certification of remote pilots that can operate a drone for commercial purposes in the United States. We, or our customers, may seek waivers and exemptions from the Part 107 rules for expanded operations; however, the processing of waivers is lengthy and uncertain. In August 2025, the FAA published a Notice of Proposed Rulemaking (“NPRM”) for Part 108 in the Federal Register, aiming to normalize BVLOS operations, allowing for routine flights without the need for individual waivers and exemptions currently required under Part 107. However, there is no guarantee that such regulation will be adopted in its proposed form or on a timely basis, and delays could arise from industry feedback, technical challenges or shifts in FAA priorities. Political limits on the ability to issue new regulations could slow the growth of this market. To date, the FAA has not issued any formal rules and regulations specifically regarding software applications used by drones. However, it could decide to issue formal rules and regulations which could cause us to withdraw our products from the market. It is possible that we may not be able to comply with new rules and regulations issued by the FAA.

Because a portion of our business depends on contracting with government entities and other heavily regulated organizations, we face a number of challenges and risks unique to such business.

Our solutions are used across both commercial and defense applications. Our wholly owned subsidiary, Exyn Defense, focuses on government and defense applications of our autonomy technology and is structured explicitly to serve government and adjacent communities and use cases. We expect to derive a meaningful portion of our revenue from the U.S. government and government-related entities, as well as foreign government contracts, in the future.

Sales to government agencies are subject to a number of challenges and risks. Our results of operations could be adversely affected by government spending caps or changes in government budgetary priorities at the federal, state or local level, as well as by delays in the government budget process, program starts, or the award of contracts or orders under existing contracts in any jurisdiction in which we operate. Future U.S. government spending levels for various programs remain uncertain, and may not be sustained at the levels associated with government fiscal year 2024. In addition, the Trump Administration has issued executive orders which, among other things, pause disbursement of funds appropriated through the Inflation Reduction Act and Infrastructure Investment and JOBS Act. Further, the Trump Administration has stated its intent to evaluate overall government spending. This and other actions taken in connection with government spending could adversely impact our business, results of operations, financial condition, and growth prospects. Future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities as a result of competing demands for federal funds or other factors.

Further, government programs in which we may seek to participate, and contracts for our products, must compete with other programs for consideration during Congress’ budget and appropriations hearings, and may be affected by changes not only in political power and appointments but also general economic conditions and other factors beyond our control. A government closure based on a failure of Congress to agree on federal appropriations or the uncertainty surrounding a continuing resolution may result in termination or delay of federal funding opportunities we are pursuing. Reductions, extensions, or terminations in a program in which we are seeking to participate, or overall defense or other spending could adversely affect our ability to generate revenues and realize any profits. We cannot predict whether potential changes in security, defense, communications, and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact our ability to generate revenues. In addition, our ability to participate in U.S. government programs may be affected by the adoption of new laws or regulations relating to government contracting or changes in existing laws or regulations, changes in political or public support for certain programs, such as defense, and uncertainties associated with the current global threat environment and other geo-political matters.

In addition, our quarterly financial results may fluctuate significantly due to timing of large contract wins, government procurement cycles, and seasonality of commercial projects. Selling to government agencies involves a procurement process which can be highly competitive, expensive, and time-consuming, may lead to irregular revenue recognition, and often requires significant upfront time and expense to craft a formal proposal that meets the detailed procurement requirements without any assurance that these efforts will generate a sale. In addition, contracts with government agencies frequently contain terms including termination for convenience provisions, discretion for the government customer to suspend or delay performance, and government options for future periods of performance. Compliance with complex regulations and procurement rules across many jurisdictions can be expensive and consume significant resources. Because of the large number of jurisdictions in which we currently operate in, it is a challenge to identify and ensure compliance with all local, state, federal, and foreign rules and regulations regarding public procurement. These rules can relate to the formation, administration, or performance of government contracts that give public sector customers substantial rights and remedies, many of which are not typically found in private sector commercial contracts. These may include rights with respect to the accuracy of information provided to the government, contractor compliance with requirements to use disadvantaged business entities as subcontractors, and other terms that are particular to government contracts.

In certain jurisdictions, our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market. Our business, financial condition, and results of operations may be adversely affected by certain events or activities, including, but not limited to:

●	changes in fiscal or contracting policies or decreases in available government funding at the federal, state or local level, including those driven by changes in the political environment (e.g., a change in elected or appointed government officials, and any resulting uncertainty or changes in policy or priorities and funding);
●	changes in the approach of government agencies towards the autonomous robotics and drone markets;
●	changes in government policy towards our industry or our company;
●	failure to appropriately price our proposals based on limited information, resulting in either being disqualified for pricing too high or winning by bidding so low that our margins are impacted;
●	appeals, disputes, or litigation relating to government procurement, including but not limited to bid protests by unsuccessful bidders on potential or actual awards of contracts to us or our customers by the government;
●	the adoption of new laws or regulations or changes to existing laws or regulations;
●	budgetary constraints;
●	difficulties in collecting payment for software and services provided to government agencies, including delays in the timing of payments;
●	influence by, or competition from, third parties (including but not limited to competitors, existing service providers, or local labor unions) with respect to pending, new, or existing contracts with government customers; and
●	potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, incidents of terrorism, natural disasters, and public health threats.

Public sector and heavily regulated customers may have contractual, statutory, or regulatory rights to terminate current contracts with us for convenience or due to a default. If a contract is terminated for convenience, we may only be able to collect fees for services delivered prior to termination and settlement expenses. If a contract is terminated due to a default, we may be liable for excess costs incurred by the customer for procuring alternative services or be precluded from doing further business with government entities.

Governmental entities routinely investigate and audit contractors for compliance with applicable government contracting requirements. If, as a result of an audit or review, it is determined that we have failed to comply with these requirements, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, cost associated with the triggering of price reduction clauses, fines and suspensions, or debarment from future government business. In the event that we fail an audit or contribute to one of our customers failing an audit, we may suffer significant harm to our reputation in addition to potential debarment from other government business. In addition, state and local government entities may revise existing contract rules and regulations or adopt new contract rules and regulations during the term of a contract and may also face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Any of these changes, especially in the United States where we expect to continue to generate the vast majority of our revenue, could impair our ability to obtain contracts with additional government customers or renew our current contracts with government customers.

A portion of our revenue is derived from a small number of enterprise and government customers. The loss of, or default by, one or more of such large customers, or a material adverse change in any such customer’s business or financial condition, could materially reduce our revenues.

Four customers represented in the aggregate 60% of total revenues for the three months ended March 31, 2026. As of March 31, 2026, our top five customers together accounted for approximately 69% of our revenues year-to-date. For the three months ended March 31, 2026, approximately 10% of our revenue was generated by government customers, and approximately 90% of our revenue was generated by enterprise customers. Our customers may change their ordering patterns or business strategy, be delayed in the fulfillment of their contractual obligations to us, reduce or cease their use of our services, or become unable to pay for services they had contracted to buy, whether due to a downturn in their business or otherwise. A substantial amount of our revenues from government customers is also subject to risks of future government funding levels, which may be substantially curtailed or abandoned, resulting in contract cancellations, modifications, delays, or reduction in orders. In particular, the current administration has indicated it is committed to decreasing federal spending and the size of government. If the administration were to take actions that impacted the amount our government customers are able to spend on our services, it could materially adversely impact our business, results of operations, and financial condition. In addition, some of our customers’ industries are undergoing significant consolidation, and our customers may be acquired by each other or other companies, including by our competitors. Such acquisitions could adversely affect our ability to sell services to such customers and to any end-users whom they serve. Our customers may in the future default, on their obligations to us due to bankruptcy, lack of liquidity, operational failure, or other reasons. Such defaults could adversely affect our revenues, operating margins, and cash flows. In addition, under our contracts, our customers generally have the right to terminate, cancel, or curtail our contracts for convenience. Any decisions by our customers to terminate, cancel, or curtail our contracts would adversely affect our backlog revenues, revenue growth, and profitability. If our customers experience financial difficulties which result in cancellations, our revenues, operating margins, and cash flows would be further negatively impacted.

Policy changes affecting international trade could adversely impact the cost of our products and our competitive position.

Changes in government policies on foreign trade and investment may affect the manufacturing costs of the components for our products or prevent us from being able to sell products in certain countries. Our business benefits from free trade agreements, and efforts to withdraw from or substantially modify such agreements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs, import or export licensing requirements, economic sanctions, anti-boycott laws, exchange controls or new barriers to entry, could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, we are already experiencing increased tariffs on certain of our product components from our manufacturers in China. In addition, in April 2025, the Trump Administration announced a baseline tariff of 10% on products imported from all countries and an individualized reciprocal tariff on the countries with which the United States has the largest trade deficits. Many of these reciprocal tariffs went into effect in August 2025. Implementation of certain of these tariffs has since been selectively paused pending negotiations, which remain ongoing. These tariffs, including retaliatory measures from trading partners, have increased uncertainty and costs, as seen in ongoing U.S.- China trade tensions. Increased tariffs by the United States have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions. Such tariffs and any retaliatory tariffs may put upwards pressure on prices in other jurisdictions from which we purchase product components, which could reduce our ability to offer competitive pricing to potential customers and affect the demand for our products.

Additionally, the Trump Administration has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions.

We cannot predict what changes to trade policy will be made by the Trump Administration, the U.S. Congress or other governments, including whether existing tariff policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business or the global economy. Changes in U.S. trade policy, or threat of such changes, have resulted and could again result in reactions from U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to export our products or import product components from countries where we currently purchase products or product components or sell products. Such changes, or threatened changes, to trade policy or in laws and policies governing foreign trade, and any resulting negative sentiments towards the United States as a result of such changes, could materially and adversely affect our business, financial condition, results of operations and liquidity.

Governmental export or import controls could limit our ability to compete in foreign markets and subject us to liability if we violate them.

Our products and software may be subject to U.S. export controls, and we incorporate encryption technology into our products. These products and the underlying technology may be exported only with the required export authorizations, including by license, a license exception or other appropriate government authorizations. U.S. export controls may require submission of a product classification and annual or semi-annual reports. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products, including with respect to new releases of our products, may create delays in the introduction of our product releases in international markets, prevent customers with international operations from deploying our products or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. On September 15, 2025, the U.S. Department of State announced an update easing the review policy for military drone exports, potentially facilitating certain international sales. However, this does not eliminate underlying risks, and any failure to comply could still result in penalties.

International sales of certain of our products, including our AI products, may be subject to U.S. laws, regulations and policies like the International Traffic in Arms Regulations (“ITAR”) and other export laws and regulations and may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities. If we are not allowed to export our products or the clearance process is burdensome, our ability to generate revenue would be adversely affected. Our use of AI in drone products also exposes us to additional regulatory scrutiny. Evolving U.S. and international AI regulations or export restrictions under ITAR and Export Administration Regulations (“EAR”), could require modifications, increase compliance costs, or limit market access. Ethical concerns, biases in AI algorithms, or liability for AI-driven decisions (e.g., in autonomous flights) could also lead to litigation or reputational harm.

The failure to comply with any of these regulations could adversely affect our ability to conduct our business and generate revenues, as well as increase our operating costs. If we fail to comply with export and import regulations and such economic sanctions, we may be fined or other penalties could be imposed, including a denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and operating results.

Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.

We are subject to the Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act and other anti- corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad.

Anti-corruption, anti-bribery, and anti-money laundering laws have been enforced aggressively in recent years and are interpreted broadly and generally prohibit companies and their directors, officers, employees and agents from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. Such laws apply to our agents and third parties, and we plan to leverage third parties to sell our products and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, these policies and procedures were only recently adopted and we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, a significant diversion of management’s resources and attention or suspension or debarment from U.S. government contracts, all of which may have a material adverse effect on our reputation, business, operating results and prospects.

Future investments in the Company may be subject to U.S. and non-U.S. foreign investment screening regulations, which may impose conditions or limitations on certain future investment transactions (including, but not limited to, limits on purchasing our capital stock, limits on our ability to share information with our shareholders, corporate governance modifications, forced divestitures, or other measures).

Certain investments that involve the acquisition of or investment in a U.S. business by a non-U.S. buyer or investor may be subject to review and approval by CFIUS. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of the investor’s beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person (as defined in 31 CFR § 800.208) always have been subject to CFIUS jurisdiction. Significant CFIUS reform legislation-which was fully implemented through regulations that became effective in October 2020-expanded the scope of CFIUS’s jurisdiction to cover investments that do not involve “control” dynamics but nonetheless afford certain foreign investors certain information or governance rights in U.S. businesses that have a qualifying nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data” (as defined in 31 CFR §§ 800.215, 800.214, and 800.241, respectively). The new CFIUS legislation and implementing regulations also imposed mandatory CFIUS filing requirements for certain transactions involving U.S. businesses with a qualifying nexus to critical technologies. Given that the Company produces, tests, designs, develops, fabricates, and/or manufactures one or more “critical technologies,” as defined at 31 CFR § 800.215, including but not limited to payloads controlled under the U.S. International Traffic in Arms Regulations and the U.S. Export Administration Regulations, CFIUS may impose certain requirements on the management, control and conduct of our business. CFIUS’s review of any future investments or acquisitions may have outsized impacts on the certainty, timing, feasibility, and cost of such future investments or acquisitions, which could adversely affect our business and operating results.

Privacy and data security laws and regulations could require us to make changes to our business, impose additional costs on us and reduce the demand for our software solutions.

We transmit a significant amount of personally identifiable information (“PII”) through our products. Privacy and data security have become significant issues in the United States and in other jurisdictions where we may offer our solutions. The regulatory framework relating to privacy and data security issues worldwide is evolving rapidly and is likely to remain uncertain for the foreseeable future. Federal, state and foreign government bodies and agencies have in the past adopted, or may in the future adopt, laws and regulations regarding the collection, use, processing, storage and disclosure of personal or identifying information obtained from customers and other individuals. In addition to government regulation, privacy advocates and industry groups may propose various self-regulatory standards that may legally or contractually apply to our business. Because the interpretation and application of many privacy and data security laws, regulations and applicable industry standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in a manner inconsistent with our existing privacy and data management practices. As we expand into new jurisdictions or verticals, we will need to understand and comply with various new requirements applicable in those jurisdictions or verticals. To the extent applicable to our business or the businesses of our customers, these laws, regulations and industry standards could have negative effects on our business, including by increasing our costs and operating expenses, and delaying or impeding our deployment of new core products or services. Compliance with these laws, regulations and industry standards requires significant management time and attention, and failure to comply could result in negative publicity, subject us to fines or penalties or result in demands that we modify or cease existing business practices. In addition, the costs of compliance with, and other burdens imposed by, such laws, regulations and industry standards may adversely affect our customers’ ability or desire to collect, use, process and store PII using our products and services, which could reduce overall demand for them. Even the perception of privacy and data security concerns, whether or not valid, may inhibit market acceptance of our products and services in certain verticals. In particular, some regulatory bodies have recently become more interested in technologies that we employ, including AI. Any of these outcomes could adversely affect our business and operating results.

If our security measures are breached or unauthorized access to personally identifiable information is otherwise obtained, our reputation may be harmed, and we may incur significant liabilities.

In the ordinary course of our business, we may collect and store sensitive data, including PII, owned or controlled by ourselves or our customers, and other parties. We may communicate sensitive data electronically, and through relationships with multiple third-party vendors and their subcontractors. These applications and data encompass a wide variety of business-critical information, including commercial information, and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit, and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data. As a custodian of this data, we therefore inherit responsibilities related to this data, exposing ourselves to potential threats.

Data breaches occur at all levels of corporate sophistication (including at companies with significantly greater resources and security measures than our own) and the aftermath of these breaches can be costly, time- consuming, and damaging to a company’s reputation. Further, data breaches need not occur from malicious attacks or phishing only. Often, employee carelessness can result in sharing PII with a much wider audience than intended. Consequences of such data breaches could result in fines, litigation expenses, costs of implementing better systems, and the damage of negative publicity, all of which could have a material adverse effect on our business operations and financial condition.

If our network or computer systems are breached or unauthorized access to customer data is otherwise obtained, our products may be perceived as insecure and we may lose existing customers or fail to attract new customers, our reputation may be damaged and we may incur significant liabilities.

Our operations involve the storage and transmission of our customers’ sensitive and proprietary information. Cyber-attacks and other malicious internet-based activity continue to increase generally, and cloud-based platform providers of software and services have been targeted. If any unauthorized access to or security breach or security incident impacting our products, our networks or systems, or any systems or networks of our service providers, occurs, or is believed to have occurred, whether as a result of third-party action, employee, vendor, or contractor error, malfeasance, phishing attacks, social engineering or otherwise, such an event or perceived event could result in the loss of, or unauthorized access to or acquisition of, data or intellectual property of ourselves or our customers, loss of business, severe reputational or brand damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation or other demands, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach or other incident, and other liabilities. Additionally, any such event or perceived event could impact our reputation, harm customer confidence, hurt our sales and expansion into existing and new markets, or cause us to lose existing customers. We could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches or other incidents and to remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

In addition, if the security measures of our customers are compromised, even without any actual compromise of our products or systems, or any networks or systems of our service providers, we may face negative publicity or reputational harm if customers or anyone else incorrectly attributes the blame for such security breaches or other incidents to us, our products, our systems or networks, or those of our service providers. If customers believe that our products do not provide adequate security for the storage of personal or other sensitive information or its transmission over the internet, our business will be harmed.

Our errors and omissions insurance covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all liability. Although we maintain insurance for liabilities incurred as a result of some security and privacy damages, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

Because the techniques used and vulnerabilities exploited to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or vulnerabilities or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

Additionally, with data security a critical competitive factor in our industry, we make public statements in our privacy policies, on our website, and elsewhere describing the security of our products. Should any of these statements be untrue, become untrue, or be perceived to be untrue, even if through circumstances beyond our reasonable control, we may face claims, including claims of unfair or deceptive trade practices, brought by the FTC, state, local, or foreign regulators, and private litigants.

We have an accrued payroll tax liability of approximately $81,000 for the three months ended March 31, 2026. There is no guarantee we can resolve this liability to the satisfaction of the Internal Revenue Service (“IRS”).

As of March 31, 2026, approximately $81,000 of employee and employer payroll taxes and associated interest and penalties have been accrued but not remitted by us to the IRS. These accruals are for payroll from the first quarter of 2022 until and including the third quarter of 2025. These balances primarily reflect legacy timing and control gaps that arose during a period of rapid growth and resource constraints. We have commenced payment of payroll taxes for current periods. In order to mitigate the risks or consequences of this liability, we have proactively approached the IRS (all parties including federal, state and Canadian) and are actively discussing a settlement with them. However, there can be no assurance that the IRS will agree to the terms of a settlement and not instead demand immediate payment of the amounts due. Even if a settlement offer is accepted, the terms of any settlement may require substantial upfront payments, which we may not have sufficient funds available for. Willful failure to comply with statutory obligations to collect, account for and pay over taxes imposed on employees is a federal criminal offense. There can be no assurance that the Department of Justice will not commence criminal charges against us and our management for failure to remit payroll taxes to the IRS.

We may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past transactions, which could harm our business.

We do not collect sales and use, value added and similar taxes in all jurisdictions in which we have sales, based on our assessment that such taxes are not applicable or that we are not required to collect such taxes in certain jurisdictions. State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes on our products in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of audits that could result in tax assessments, including associated interest and penalties. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so could result in substantial tax liabilities and related penalties for past transactions, discourage customers from purchasing our application or otherwise harm our business and operating results.

Changes in tax laws or regulations that are applied adversely to us or our customers could increase the costs of our products and adversely impact our business.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our (and our subsidiaries’) domestic and foreign financial results. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Specifically, taxation of software is constantly evolving as many state and local jurisdictions consider the taxability of software services provided remotely. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue to use our products in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. Any or all of these events could harm our business and operating results.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

For the three months ended March 31, 2026 and for the year ended December 31, 2025, we had estimated available federal net operating loss carryforwards (“NOLs”) of $54,404,752 and $53,096,852, respectively, which may be available to offset taxable income in the future up to 80% of the current year taxable income. Federal NOLs generated in tax years beginning after December 31, 2017, such as these, do not expire. State NOLs may expire, depending upon the various rules in the states in which we operate. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset our future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes (potentially with retroactive effect), such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

Risks Related to Our Industry

We operate in an emerging and rapidly growing industry, which makes it difficult to evaluate our business and future prospects.

The autonomous robotics industry is relatively new and is growing rapidly. The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards, any of which can render existing products obsolete. As a result, it is difficult to evaluate our business and future prospects. We cannot accurately predict whether, and even when, demand for our products will increase, if at all. The risks, uncertainties and challenges encountered by companies operating in emerging and rapidly growing industries include:

●	generating sufficient revenue to cover operating costs and sustain operations;
●	acquiring and maintaining market share;
●	attracting and retaining qualified personnel;
●	successfully developing and commercially marketing new and existing products;
●	complying with development regulatory requirements;
●	customer satisfaction with our products;
●	the cost, performance and reliability of our products and products offered by our competitors;
●	customer perceptions regarding the effectiveness and value of our products and its inter-operability with other drone, robotic, and customers’ business and operational systems;
●	marketing efforts and publicity regarding these types of products and services;
●	responding effectively to changing technology, evolving industry standards, and changing customer needs or requirements; and
●	accessing the capital markets to raise additional capital, on reasonable terms, if and when required to sustain operations or to grow the business.

As such, we cannot accurately predict the future growth rates or sizes of the markets for our products and future services. Demand for our products and services may not increase, or may decrease, either generally or in specific markets, for particular types of products and services or during particular time periods. We believe the drone, autonomous robotics and AI-driven mapping markets, are all nascent and we cannot assure you that our continued efforts to further increase our sales to customers will be successful. As such, our current expectations and projections about future events and trends may be different from the actual results. Furthermore, if we are unable to address any of the above challenges successfully, our business, financial condition, results of operations, and prospects may be adversely affected by such failure.

Rapid technological changes may adversely affect the market acceptance of our products and services and could adversely affect our business, financial condition and results of operations as we would incur in additional costs associated with developing products that would effectively obtain market acceptance and demand.

The autonomous robotics, drones and AI-driven mapping markets are subject to rapidly evolving technological changes, introduction of new products, change in customer demands and evolving industry standards. These markets are nascent and may not grow as quickly as anticipated or may develop in unforeseen ways. Our future success will depend upon our ability to keep pace with technological developments and to timely address the increasingly sophisticated needs of our customers by supporting existing and new technologies and by developing and introducing enhancements to our current products and new products in our commercial operations. We may not be successful in developing and marketing our products in response to technological change, evolving industry standards or customer requirements. In addition, we may experience difficulties internally or in conjunction with key vendors and partners that could delay or prevent the successful development, introduction and sale of our products and services may not adequately meet the requirements of the market and may not achieve any significant degree of market acceptance. If release dates of our new products or services are delayed or, if when released, they fail to achieve market acceptance, our business, operating results and financial condition may be adversely affected as we would incur in additional costs associated with developing products that would effectively obtain market acceptance and demand, in addition to any other potential costs incurred to find viable alternatives in the event any of our future third party providers fail to keep up with the market demand for our potential products and services or become obsolete in the industry.

The adoption, use, and commercialization of AI technology, and the continued rapid pace of developments in the AI field, are inherently uncertain. Failure by our potential customers to continue to adopt infrastructure to support AI use cases in their systems, or our ability to keep up with evolving AI infrastructure requirements, could have a material adverse effect on our business, financial condition, and results of operations.

As part of our growth strategy, we seek to attract and acquire customers focused on deploying AI through autonomous robots and drones. We foresee emerging demand from companies that are dedicated to providing infrastructure for AI use cases, AI-dedicated data centers, and larger enterprises, as they begin to build systems to meet their unique requirements. However, AI has been developing at a rapid pace, and continues to evolve and change. If we are unable to keep up with the changing AI landscape or in developing products to meet our customers’ evolving AI needs, or if the AI landscape does not develop to the extent we or our customers expect, our business, and financial results may be adversely impacted. Additionally, our efforts in developing new AI infrastructure technology solutions are inherently risky and may not always succeed. We may incur significant costs and expect significant delays in developing new products or new generations of existing products to adapt to the changing AI landscape, and may not achieve a return on investment or capitalize on the opportunities presented by demand for AI solutions. Moreover, while AI- adoption is likely to continue and may accelerate, the long-term trajectory of this technological trend is uncertain.

The drone industry, of which Exyn is a part, depends on limited sources of supply to manufacture drones. If critical components used to assemble our products become scarce or unavailable, then we may be unable to meet the customer demand for our products, which could adversely impact our business, financial conditions, and results of operations.

We rely on limited sources to supply certain components and materials used in the manufacturing of drones.

Restrictions on foreign-manufactured drones or components have disrupted, and may continue to disrupt, our supply chain and increase costs. Many of these components and materials are obtained from DJI, a leading drone manufacturer and a Chinese company, which currently controls approximately 72% of the global drone market. We rely on DJI for approximately 5% of our total component purchases, SuNPe Limited for approximately 29% of our fabrication services, Hesai Technology Co., Ltd. for approximately 15% of our LiDAR scanning technology and World Electronics Sales and Service, Inc. for approximately 13% of our assembly services.

Adverse developments with any of our suppliers may lead to shortage of key components in the market, lead to product performance shortfalls if a successful replacement is not found, reduce capabilities of drone manufacturers, and limit the availability of drones in the consumer or commercial markets. Recent legislation and regulatory action targeting certain foreign-manufactured drones and components, including drones and components manufactured by Chinese companies, have increased these risks. For example, the Countering CCP Drones Act, which was included as Section 1709 of the 2025 National Defense Authorization Act, required a security review of major Chinese drone manufacturers, including DJI and Autel, by December 2025. Because the FCC did not begin the mandated security assessment by the December 2025 deadline, the automatic default provision was triggered and, consequently, DJI and Autel were automatically placed on the FCC's Covered List on December 22, 2025. As a result, new DJI and Autel drone models are prevented from entering the U.S. market because the FCC is prohibited from reviewing or approving new equipment authorizations for these products. Similarly, the American Security Drone Act (“ASDA”) prohibits federal agencies from procuring drones from certain foreign entities, and restricts federal funding for certain state and local purchases. As we may rely, and may continue to rely, on components from suppliers or regions affected by these restrictions, these developments could lead to shortages, higher costs for alternatives, redesigns, or loss of market share to compliant competitors.

The industry’s reliance on DJI specifically entails significant risks and uncertainties, including whether these suppliers will provide an adequate quantity of components, at a reasonable price, and on a timely basis. While there are options to purchase certain components from suppliers based in the United States, we would be forced to pay higher prices which would adversely impact our gross margin and operating results. Our operating results could be materially, adversely impacted if our suppliers do not provide the critical components used to assemble our products on a timely basis, at a reasonable price, and in sufficient quantities. In addition, China has been engaged in a trade war with the United States over the past few years, which may increase costs of goods imported from DJI. On December 18, 2020, the U.S. Department of Commerce added DJI to its Entity List, limiting DJI’s abilities to procure technology and components from the United States. If DJI is unable to successfully procure replacements for its currently U.S. sourced components, the drone industry may experience supply shortage of drone hardware, which may adversely impact the industry as a whole as well as our business and results of operations.

General Risk Factors

Geopolitical and macroeconomic events and conditions could adversely affect our business, operating results, financial condition and cash flows.

Our business is sensitive to geopolitical and security issues, including foreign policy actions taken by governments such as tariffs, sanctions, embargoes, export and import controls and other trade restrictions, which can affect the demand for our products and services, the ability to sell our products and services, and disrupt our supply chain, all of which could adversely affect our business.

Global conflicts, including Russia’s invasion of Ukraine and the recent escalation of the conflict in the Middle East, have significantly elevated global geopolitical tensions and security concerns. In addition, the U.S. government and other nations have implemented broad economic sanctions and export controls targeting Russia, which, combined with the Ukraine conflict, has indirectly disrupted the global supply chain and increased pressures on certain resources. The Ukraine conflict also has increased the threat of malicious cyber activity from nation states and other actors.

Heightened levels of inflation and the potential worsening of macro-economic conditions, including slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates and currency fluctuations, present a risk for us, our suppliers and the stability of the broader economy. If we are unable to successfully mitigate the impact of inflation, our profits, margins and cash flows, particularly for existing fixed-price contracts, may be adversely affected. Although we believe defense spending is more resilient to adverse macro-economic conditions than many other industrial sectors, we are also exposed to the commercial markets, which may have fewer resources and may be adversely impacted to a more significant degree by an economic downturn. In addition, macroeconomic conditions could cause budgetary pressures for our government customers resulting in reductions or delays in spending, which could adversely impact our business.

Economic uncertainties or downturns could materially adversely affect our business.

Current or future economic uncertainties or downturns could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, the continued sovereign debt crisis, financial and credit market fluctuations, political deadlock, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including corporate spending on business intelligence software in general and negatively affect the rate of growth of our business.

General worldwide economic conditions have experienced a significant downturn and continue to remain unstable. These conditions make it extremely difficult for our customers and us to forecast and plan future business activities accurately, and they could cause customers to reevaluate their decisions to buy our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases.

Furthermore, during challenging economic times customers may tighten their budgets and face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. In turn, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.

To the extent our products are perceived by customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in technology or defense spending. Also, customers may choose to develop in-house software as an alternative to using our products. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products.

We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or industries in which we operate do not improve, or worsen from present levels, our business, operating results, financial condition and cash flows could be adversely affected.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share and warrant price and trading volume could decline.

The trading market for our common stock and warrants will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our securities or change their opinion of our securities, the price of such securities would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share and warrant price or trading volume to decline.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchase of Equity Securities.

Unregistered Sales of Equity Securities

During the Quarter ended March 31, 2026, we had the following unregistered securities transactions:

In March 2026, we issued a convertible promissory note to NCH Ventures, LLC in the aggregate principal amount of $0.75 million with an interest rate of 8.0% per annum and maturing on March 13, 2028. In connection with the NCH Convertible Note, we also issued to NCH Ventures, LLC warrants with a value of $750,000 on March 13, 2026. The warrants have a term of five years from the later of (i) date of issuance or (ii) following an IPO. The warrants may be exercised by payment of the exercise price in cash or via cashless exercise. The warrants were sold and issued without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

Unless otherwise stated, the issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. Individuals who purchased securities as described above represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering.

Use of Proceeds from our Initial Public Offering

On May 18, 2026, we closed our initial public offering, in which we issued and sold 2,500,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock, at a public offering price of $7.75 per unit, for aggregate gross proceeds of approximately $19.4 million, before deducting underwriting discounts and commissions and offering expenses payable by us. The shares of common stock and warrants comprising the units were immediately separable and were issued separately in the initial public offering. The warrants issued as part of the initial public offering were issued under a warrant agent agreement between us and Equiniti Trust Company, LLC, as warrant agent, exercisable immediately upon issuance, expire five years from the date of original issuance and have an exercise price of $9.69 per share.

Lucid Capital Markets, LLC acted as lead underwriter and representative for the offering. All of the securities issued and sold in the initial public offering were registered under the Securities Act pursuant to our registration statement on Form S-1 (File No. 333-294453), as amended, which was declared effective by the SEC on May 14, 2026. Following the sale of these securities, the offering terminated. As our initial public offering closed after the period covered by this report, none of the proceeds from our initial public offering were used during the period covered by this report. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.
(b)	Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 19, 2026).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2026).
4.1	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).
4.3

Form of Warrant Agent Agreement, between the Registrant and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

Exhibit No.	Description

10.1+

Form of Indemnification Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.2+	Amended and Restated 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).
10.3+	2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).
10.4+	2026 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).
10.5+

Form of Restricted Unit Award Agreement under the 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.6+

Forms of Option Award Agreements under the 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.7

Loan and Security Agreement dated as of September 27, 2023, between the Registrant and Western Alliance Bank (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.8#

Waiver and First Amendment to Loan and Security Agreement dated as of July 11, 2025, between the Registrant and Western Alliance Bank (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.9

Second Amendment to Loan and Security Agreement dated as of November 19, 2025, between the Registrant and Western Alliance Bank (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.10

Subordination Agreement to Loan and Security Agreement dated as of July 11, 2025, among the Registrant, Western Alliance Bank and Neolync Electronics Private Limited (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.11#

Irrevocable Standby Letter of Credit dated as of May 30, 2025, among the Registrant, Neolync Electronics Private Limited, HSBC Bank USA, N.A. and Western Alliance Bank (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.12#

Amendment No. 1 to Irrevocable Standby Letter of Credit dated as of November 17, 2025, among the Registrant, Neolync Electronics Private Limited, HSBC Bank USA, N.A. and Western Alliance Bank (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.13

Letter Agreement dated as of May 20, 2025, between the Registrant and Neolync Holdings Ltd, including Senior Convertible Promissory Note (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.14

Amendment No. 1 to Letter Agreement dated as of October 9, 2025, between the Registrant and Neolync Holdings Ltd (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.15+

Executive Employment Agreement dated as of October 30, 2023, between the Registrant and Brandon Torres Declet (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.16+

Amendment No. 1 to Executive Employment Agreement dated as of September 24, 2025, between the Registrant and Brandon Torres Declet (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.17+

Amendment No. 2 to Executive Employment Agreement dated as of December 31, 2025, between the Registrant and Brandon Torres Declet (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.18+#

Advisory Agreement dated as of August 1, 2025, between the Registrant and Longview Innovation, LLC (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.19

Forbearance and Third Amendment to Loan and Security Agreement dated as of December 23, 2025, between the Registrant and Western Alliance Bank (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

Exhibit No.	Description

10.20#

Business Term Loan Agreement dated as of December 26, 2025, between the Registrant and Maximcash Solutions LLC (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.21#

Equity Kicker and Registration Rights Agreement dated as of December 26, 2025, between the Registrant and Maximcash Solutions LLC (incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.22#

IPO Acceleration and Mandatory Prepayment Agreement dated as of December 26, 2025, between the Registrant and Maximcash Solutions LLC (incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.23

Subordination Agreement to Loan and Security Agreement dated as of December 26, 2025, among the Registrant, Western Alliance Bank and Maximcash Solutions LLC (incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.24

Forbearance and Fourth Amendment to Loan and Security Agreement dated as of December 29, 2025, between the Registrant and Western Alliance Bank (incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.25

Convertible Note and Warrant Purchase Agreement dated as of March 13, 2026, between the Registrant and NCH Ventures, LLC (incorporated by reference to Exhibit 10.25 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.26

Convertible Promissory Note dated as of March 13, 2026, between the Registrant and NCH Ventures, LLC (incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.27

Common Stock Purchase Warrant dated as of March 13, 2026, between the Registrant and NCH Ventures, LLC (incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.28

Investor Rights Agreement dated as of March 13, 2026, between the Registrant and NCH Ventures, LLC (incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.29

Subordination Agreement to Loan and Security Agreement dated as of March 13, 2026, among the Registrant, Western Alliance Bank and NCH Ventures, LLC (incorporated by reference to Exhibit 10.29 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.30

Fifth Amendment to Loan and Security Agreement dated as of March 13, 2026, between the Registrant and Western Alliance Bank (incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.31

Business Term Loan Agreement dated as of December 23, 2025, between the Registrant and Neolync Holdings Ltd (incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.32

Simple Agreement for Future Equity dated as of April 5, 2025, between the Registrant and Neolync Holdings Ltd (incorporated by reference to Exhibit 10.32 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.33

Amendment No. 1 to Neolync Holdings Ltd Simple Agreement for Future Equity dated as of March 9, 2026, between the Registrant and Neolync Holdings Ltd (incorporated by reference to Exhibit 10.33 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.34

Simple Agreement for Future Equity dated as of August 1, 2025, between the Registrant and Neolync Holdings Ltd (incorporated by reference to Exhibit 10.34 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.35

Amendment No. 1 to Neolync Holdings Ltd Simple Agreement for Future Equity dated as of March 9, 2026, between the Registrant and Neolync Holdings Ltd (incorporated by reference to Exhibit 10.35 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.36

Simple Agreement for Future Equity dated as of December 1, 2025, between the Registrant and Paeonia Capital Pte. Ltd (incorporated by reference to Exhibit 10.36 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.37

Amendment No. 1 to Paeonia Capital Pte. Ltd. Simple Agreement for Future Equity dated as of April 1, 2026, between the Registrant and Paeonia Capital Pte. Ltd (incorporated by reference to Exhibit 10.37 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

Exhibit No.	Description

10.38

Simple Agreement for Future Equity dated as of December 1, 2025, between the Registrant and Stephen and Doreen Hung Trust (incorporated by reference to Exhibit 10.38 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.39

Amendment No. 1 to Stephen and Doreen Hung Trust Simple Agreement for Future Equity dated as of April 1, 2026, between the Registrant and Stephen and Doreen Hung Trust (incorporated by reference to Exhibit 10.39 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.40

Amendment No. 2 to Letter Agreement dated as of April 15, 2026, between the Registrant and Neolync Holdings Ltd (incorporated by reference to Exhibit 10.40 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.41

Amendment No. 3 to Letter Agreement dated as of April 23, 2026, between the Registrant and Neolync Holdings Ltd (incorporated by reference to Exhibit 10.41 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.42#

Amendment No. 2 to Irrevocable Standby Letter of Credit dated as of May 6, 2026, among the Registrant, Neolync Electronics Private Limited, HSBC Bank USA, N.A. and Western Alliance Bank (incorporated by reference to Exhibit 10.42 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.43#

Subordination Agreement to Loan and Security Agreement dated as of April 30, 2026, among the Registrant, Western Alliance Bank and Evergreen Capital Management, LLC (incorporated by reference to Exhibit 10.43 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.44

Note and Warrant Purchase Agreement dated as of April 30, 2026, between the Registrant and Evergreen Capital Management, LLC (incorporated by reference to Exhibit 10.44 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.45

First Amendment to Note and Warrant Purchase Agreement dated as of May 6, 2026, between the Registrant and Evergreen Capital Management, LLC (incorporated by reference to Exhibit 10.45 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.46

Senior Secured Convertible Promissory Note dated as of April 30, 2026, between the Registrant and Evergreen Capital Management, LLC (incorporated by reference to Exhibit 10.46 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.47

Common Stock Purchase Warrant dated as of April 30, 2026, between the Registrant and Evergreen Capital Management, LLC (incorporated by reference to Exhibit 10.47 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.48

Security Agreement dated as of April 30, 2026, between the Registrant and Evergreen Capital Management, LLC (incorporated by reference to Exhibit 10.48 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.49

Senior Secured Convertible Promissory Note dated as of May 6, 2026, between the Registrant and Evergreen Capital Management, LLC (incorporated by reference to Exhibit 10.49 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.50

Common Stock Purchase Warrant dated as of May 6, 2026, between the Registrant and Evergreen Capital Management, LLC (incorporated by reference to Exhibit 10.50 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.51

Reaffirmation and Joinder of Security Agreement dated as of May 6, 2026, between the Registrant and Evergreen Capital Management, LLC (incorporated by reference to Exhibit 10.51 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.52#

Loan Maturity Extension and Modification Agreement dated as of May 6, 2026, between the Registrant and Western Alliance Bank (incorporated by reference to Exhibit 10.52 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.53#

Loan Maturity Extension and Modification Agreement dated as of April 28, 2026, between the Registrant and Western Alliance Bank (incorporated by reference to Exhibit 10.53 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.54

Sixth Amendment to Loan and Security Agreement dated as of April 30, 2026, between the Registrant and Western Alliance Bank (incorporated by reference to Exhibit 10.54 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

10.55

Second Amendment to Note and Warrant Purchase Agreement dated as of May 8, 2026, between the Registrant and Evergreen Capital Management, LLC (incorporated by reference to Exhibit 10.55 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 11, 2026).

Exhibit No.	Description

10.56

Amendment No. 3 to Executive Employment Agreement, dated as of May 18, 2026, by and between the Registrant and Brandon Torres Declet (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2026).

10.57#

Confidential Side Letter Agreement, dated as of May 18, 2026, by and between the Registrant and Evergreen Capital Management, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 18, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith.
+	Indicates management contract or compensatory plan.
#

Certain confidential information — identified by a bracketed asterisk “[*]” — has been omitted from this exhibit pursuant to Item 601(b)(10) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of an unredacted copy to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exyn Technologies, Inc.

By:
Date: July 6, 2026		/s/ Brandon Torres Declet
Brandon Torres Declet
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ricardo Sotelo
Date: July 6, 2026		Ricardo Sotelo
Chief Financial Officer
(Principal Financial and Accounting Officer)