Form 10-Q
period 2026-06-30
Exyn Technologies, Inc.
filed 2026-08-19
CIK 1960355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of Registrant’s common stock outstanding as of August 5, 2026 was 7,953,957.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about:

●	our market opportunity and the potential growth of that market;
●	our strategy, outcomes, and growth prospects;
●	trends in our industry and markets; and
●	the competitive environment in which we operate.

Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

●	our failure to manage our growth effectively and our ability to achieve and maintain profitability;
●	our management transition;
●	our failure to raise substantial additional funds in the future;
●	our inability to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements;
●	our failure to penetrate new markets;
●	commercial operational risks because of our reliance on technology;
●	the potential for design or manufacturing defects with respect to our products;
●	uncertain global macro-economic and political conditions, including the implementation of tariffs;
●	disruptions in U.S. government operations and funding and budgetary priorities of the U.S. government;
●	the failure of our information technology systems, physical or electronic security protections to prevent security breaches or unauthorized access;
●	the scarcity or unavailability of critical components or raw materials used to manufacture our products;

ii

●	the fluctuation of our operating results;
●	adverse publicity stemming from any incident involving us, our competitors, or our customers;
●	the failure to adequately protect our proprietary intellectual property rights;
●	our inability to comply with our contractual obligations;
●	evolving government laws and regulations;
●	our inability to generate sufficient cash to service all of our indebtedness;
●	our inability to attract and retain qualified personnel, including top technical talent; and
●	the other factors set forth below under Item 1A. “Risk Factors.”

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our Registration Statement on Form S-1 (File No. 333-297134) filed on June 29, 2026 and declared effective by the SEC on July 2, 2026, and in our other disclosures and filings with the SEC. These factors and the other cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EXYN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$7,835,535	$812,534
Accounts receivable, net	848,254	1,456,208
Inventories, net	1,713,906	1,622,833
Prepaid expenses and other current assets	826,200	1,246,286
Total current assets	11,223,895	5,137,861

Property and equipment, net	233,283	344,114
Right of use assets	236,397	312,041
Other assets	63,700	63,700
Total assets	$11,757,275	$5,857,716

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,181,455	$1,618,701
Accrued expenses and other current liabilities	2,840,137	1,866,123
SAFE liabilities	—	6,887,000
Deferred revenues	227,348	348,538
Current portion of operating lease liabilities	161,992	156,797
Current portion of notes payable, net	1,687,792	6,123,992
Total current liabilities	6,098,724	17,001,152

Long-term liabilities:
Operating lease liabilities, net of current portion	84,467	167,290
Total long-term liabilities	84,467	167,290

Total liabilities	6,183,191	17,168,442

Stockholders’ Equity (Deficit)
Preferred Stock, $0.0001 par value, 10,000,000 and 74,382,714 shares authorized and 0, and 64,322,487 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	6,432
Common Stock, $0.0001 par value, 50,000,000 shares authorized and 7,953,957 and 1,322,500 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	795	132
Additional paid-in capital	91,637,816	64,642,374
Accumulated deficit	(86,045,855)	(75,913,195)
Accumulated other comprehensive loss	(18,672)	(46,470)
Total stockholders’ equity (deficit)	5,574,084	(11,310,726)
Total liabilities and stockholders’ equity (deficit)	$11,757,275	$5,857,716

See accompanying notes to these unaudited condensed consolidated financial statements.

EXYN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues, net	$949,604	$1,357,757	$2,140,201	$2,575,810
Cost of revenues	504,451	805,878	1,192,713	1,590,772
Gross profit	445,153	551,879	947,488	985,038

Operating expenses:
Selling, general, and administrative expenses	3,015,844	1,319,147	4,968,243	2,700,036
Research and development expenses	1,358,977	1,187,338	2,573,811	2,521,257
Stock-based compensation	197,785	201,734	397,594	403,468
Total operating expenses	4,572,606	2,708,219	7,939,648	5,624,761
Operating loss	(4,127,453)	(2,156,340)	(6,992,160)	(4,639,723)

Non-operating income (expense):
Interest expense	(446,179)	(87,844)	(782,333)	(169,167)
Interest income	36,019	7,558	39,847	15,074
Noncash change in fair value of SAFE liabilities	565,576	(677,000)	535,576	(677,000)
Debt modification expense	(679,514)	—	(679,514)	—
Debt settlement expense	(1,917,165)	—	(1,917,165)	—
Other expense	(325,159)	(8,341)	(336,911)	(30,810)
Total non-operating income (expense)	(2,766,422)	(765,627)	(3,140,500)	(861,903)
Net loss before income tax benefit	(6,893,875)	(2,921,967)	(10,132,660)	(5,501,626)
Income Tax Benefit	—	—	—	—
Net loss	$(6,893,875)	$(2,921,967)	$(10,132,660)	$(5,501,626)

Other comprehensive income (loss):
Foreign currency translation	$1,062	$(4,819)	$27,798	$(4,603)
Comprehensive loss	$(6,892,813)	$(2,926,786)	$(10,104,862)	$(5,506,229)

Net loss per share: basic and diluted	$(1.55)	$(2.22)	$(3.50)	$(4.18)
Weighted-average number of common shares outstanding - basic and diluted	4,453,796	1,316,616	2,896,798	1,316,616

See accompanying notes to these unaudited condensed consolidated financial statements.

EXYN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

Three and Six Months Ended June 30, 2026

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance - December 31, 2025	64,322,487	$6,432	1,322,500	$132	$64,642,374	$(75,913,195)	$(46,470)	$(11,310,726)
Issuance of preferred stock upon conversion of warrants	1,614,603	161	—	—	—	—	—	161
Foreign currency translation	—	—	—	—	—	—	26,736	26,736
Stock-based compensation	—	—	—	—	199,809	—	—	199,809
Net loss	—	—	—	—	—	(3,238,785)	—	(3,238,785)
Balance – March 31, 2026	65,937,090	$6,593	1,322,500	$132	$64,842,183	$(79,151,980)	$(19,734)	$(14,322,806)
Issuance of common stock and warrants, net of expenses and underwriting fees of $2,304,707	—	—	2,500,000	250	15,345,043	—	—	15,345,293
Issuance of equity kicker shares	—	—	230,000	23	1,270,434	—	—	1,270,457
Issuance of warrants in connection with conversion of debt	—	—	—	—	548,448	—	—	548,448
Conversion of SAFE liabilities into common stock	—	—	819,528	82	6,351,342	—	—	6,351,424
Conversion of notes payable into common stock	—	—	444,445	44	3,076,252	—	—	3,076,296
Conversion of preferred stock and warrants to common stock	(65,937,090)	(6,593)	2,637,484	264	6,329	—	—	—
Foreign currency translation	—	—	—	—	—	—	1,062	1,062
Stock-based compensation	—	—	—	—	197,785	—	—	197,785
Net loss	—	—	—	—	—	(6,893,875)	—	(6,893,875)
Balance – June 30, 2026	—	$—	7,953,957	$795	$91,637,816	$(86,045,855)	$(18,672)	$5,574,084

Three and Six Months Ended June 30, 2025

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance - December 31, 2024	64,322,487	$6,432	1,316,616	$132	$63,820,629	$(63,721,509)	$(30,496)	$75,189
Foreign currency translation	—	—	—	—	—	—	216	216
Stock-based compensation	—	—	—	—	201,734	—	—	201,734
Net loss	—	—	—	—	—	(2,579,659)	—	(2,579,659)
Balance - March 31, 2025	64,322,487	$6,432	1,316,616	$132	$64,022,363	$(66,301,168)	$(30,280)	$(2,302,521)
Foreign currency translation	—	—	—	—	—	—	(4,819)	(4,819)
Stock-based compensation	—	—	—	—	201,734	—	—	201,734
Net loss	—	—	—	—	—	(2,921,967)	—	(2,921,967)
Balance – June 30, 2025	64,322,487	$6,432	1,316,616	$132	$64,224,097	$(69,223,135)	$(35,099)	$(5,027,573)

See accompanying notes to these unaudited condensed consolidated financial statements.

EXYN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(10,132,660)	$(5,501,626)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation and amortization	139,522	170,468
Amortization of debt issuance costs	327,729	20,244
Amortization of right of use assets	75,644	72,704
Debt modification expenses	679,514	—
Stock payments made for settlement of debt	669,448	—
Noncash change in fair value of SAFE liabilities	(535,576)	677,000
Stock-based compensation	397,594	403,468
Change in provision for credit losses	72,793	11,800
Changes in assets and liabilities:
Accounts receivable	535,161	1,066,925
Inventories	(63,275)	(198,000)
Prepaid expenses and other current assets	420,086	(224,463)
Accounts payable	(437,246)	(44,797)
Accrued expenses and other current liabilities	853,031	(87,552)
Operating lease liabilities	(77,628)	(72,441)
Net cash used in operating activities	(7,075,863)	(3,706,270)

Cash flows from investing activities:
Purchases of property and equipment	(28,691)	(13,700)
Net cash used in investing activities	(28,691)	(13,700)

Cash flows from financing activities:
Proceed from the issuance of common stock, net of expenses and underwriting fees of $2,304,707	15,345,293	—
Net borrowings under notes payable	1,000,000	1,500,000
Net repayments under notes payable	(2,217,738)	—
Net borrowings under SAFE liabilities	—	1,500,000
Net cash provided by financing activities	14,127,555	3,000,000

Net change in cash	7,023,001	(719,970)
Cash, beginning of period:	812,534	1,981,564
Cash, end of period:	$7,835,535	$1,261,594

Supplemental disclosure of cash flow information:
Cash paid for interest	$348,173	$87,844
Cash paid for income taxes	$—	$—

Non-cash investing and financing activity
Issuance of warrants in connection with conversion of debt	$548,448	$—
Issuance of equity kicker shares	$1,270,457	$—
Conversion of debt into common stock	$3,076,296	$—
Conversion of SAFE liabilities into common stock	$6,351,424	$—

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

As of June 30, 2026, Exyn had two wholly owned subsidiaries:

●	Exyn Latin America SPA, Inc. (“Exyn Latam”): Formed in April 2023 to focus on business development and sales in the Latin America region.
●	Exyn Defense: Formed in October 2024 to focus on business development and sales in the defense industry in the US and internationally. This subsidiary had no activity during the three and six months ended June 30, 2026.

Unless otherwise indicated, references to “Exyn” or the “Company” herein collectively refer to Exyn Technologies, Inc. and its subsidiaries.

On May 15, 2026, the Company effected a 1-for-25 reverse stock split of the Company’s issued and outstanding shares of common stock and preferred stock. All common share amounts, preferred share amounts, per share amounts, exercise prices, conversion ratios and other share-related information presented in these condensed consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

On May 18, 2026, the Company completed its initial public offering (“IPO”) of 2,500,000 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock, at a public offering price of $7.75 per unit, which resulted in gross proceeds of approximately $19.4 million, before deducting underwriting discounts and commissions and offering expenses. The Company’s common stock and warrants began trading on the Nasdaq Capital Market on May 15, 2026.

Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to fairly present the results of the interim periods. The results of operations for three and six months ended and cash flows for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2026 or any other future period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Registration Statement on Form S-1/A (File No. 333-294453) filed with the SEC on May 11, 2026 and declared effective by the SEC on May 14, 2026 (the “IPO Registration Statement”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company’s significant estimates used in these consolidated financial statements include, but are not limited to, revenue recognition, fair value of stock-based compensation, fair value of SAFE instruments, warrants, and the determination of the economic useful life of depreciable property and equipment. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Cash and Cash Equivalents. The Company considers all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.

Accounts Receivable. Accounts receivable are carried at their contractual amounts, less an estimated allowance for credit losses. Credit is granted in the normal course of business without collateral. The typical payment term is 30 days. Management estimates the allowance for credit losses using a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Management believes that the composition of receivables at June 30, 2026 is consistent with historical conditions as credit terms and practices and the client base has not changed significantly. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted. The allowance for credit losses was $248,326 and $203,960 as of June 30, 2026 and December 31, 2025, respectively. There was one customer for each period who represented in the aggregate 10% and 12% of total accounts receivable as of June 30, 2026 and December 31, 2025, respectively.

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

Deferred revenue activity as of June 30, 2026 is summarized as follows:

2026
Balance at December 31, 2025	$348,538
Billings in advance of revenue recognition	118,154
Revenue recognized from beginning balance	(239,344)
Balance at June 30, 2026	$227,348

All deferred revenue outstanding as of June 30, 2026 is expected to be recognized within the following twelve months. Because the Company’s contracts have an original expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations.

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

Remaining Performance Obligations

As of June 30, 2026 and December 31, 2025, deferred revenue totaled $227,348 and $348,538 respectively, representing amounts billed in advance for which performance obligations have not yet been satisfied.

Concentration

Revenue from one customer accounted for 13% of the Company’s revenue during the three months ended June 30, 2026. Revenue from one customer accounted for 17% of the Company’s revenue during the three months ended June 30, 2025. Revenue from one customer accounted for 15% of the Company’s revenue during the six months ended June 30, 2026. Revenue from two customers accounted for 32% of the Company’s revenue during the six months ended June 30, 2025.

Cost of Revenues. Cost of revenues includes materials, wages, freight charges, depreciation and inspection costs.

Comprehensive income (loss). The Company follows Accounting Standards Codification ASC 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Other comprehensive income is limited to foreign currency translation adjustments. Therefore, total comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments.

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

Exchange rate used for the translation are as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
CLP to USD
Spot	$922.21	$933.42	$922.21	$933.42
Average	$894.75	$940.19	$891.47	$948.21

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

For the three and six months ended June 30, 2026 and 2025, the Company had net losses and therefore all potentially dilutive securities were excluded from the diluted EPS calculation, as their inclusion would have been anti-dilutive.

For the three and six months ended June 30, 2026 and 2025, the Company excluded the following common stock equivalents from its calculation of diluted EPS, as their effect would have been anti-dilutive.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Convertible Preferred Stock	—	2,572,899	—	2,572,899
Options	677,077	702,378	677,077	702,378
Warrants for equity investors and placement agent	2,859,950	83,213	2,878,579	83,213
Total Common Stock Equivalents	3,537,027	3,358,490	3,555,656	3,358,490

During the three and six months ended June 30, 2025, the Company issued $1,500,000 of Simple Agreements for Future Equity (“SAFEs”), which were contingently convertible into preferred stock upon the occurrence of specified events (e.g., an equity financing or liquidity event). For the three and six months ended June 30, 2026, all outstanding SAFEs and preferred shares had converted into common stock in connection with the closing of the Company’s IPO. Accordingly, these instruments have been excluded from the common stock equivalents table for the three and six months ended June 30, 2026.

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

Income Taxes. The Company accounts for income taxes under the provisions of the FASB ASC Topic 740 “Income Taxes”. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of June 30, 2026 and December 31, 2025. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of comprehensive income. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

There were no SAFE Liabilities outstanding as of June 30, 2026.

The following tables show the fair value measurements used by level as of December 31, 2025:

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

During the year ended December 31, 2025, the Company issued SAFEs, with gross proceeds totaling $4,700,000. The Company did not issue any additional SAFEs in the six months ended June 30, 2026.

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

The following table summarizes the changes in SAFE liabilities as of June 30, 2026:

2026
Beginning Balance, January 1	$6,887,000
Change in fair value recognized in earnings	(535,576)
Conversion of SAFE liabilities at close of IPO	(6,351,424)
Ending Balance, June 30	$—

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

Leases. The Company leases certain facilities and office space. Lease assets and lease liabilities are recognized at the commencement of an arrangement where it is determined at inception that a lease exists. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using an incremental borrowing rate generally applicable to the location of the lease asset, unless the implicit rate is readily determinable. Lease assets also include any upfront lease payments made and exclude lease incentives. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. The Company has operating lease arrangements with lease and non-lease components. The non-lease components in these arrangements are not significant when compared to the lease components. For all operating leases, the Company accounts for the lease and non-lease components as a single component in the calculation of the lease asset and corresponding liability.

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

Segment Reporting. The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker (“CODM”) is the Interim Chief Executive Officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company’s primary revenue stream includes the sale of aerial robotic systems and related software solutions that enable data collection, mapping, and inspection. Based on the CODM’s evaluation and internal reporting, the Company has one reportable segment: Aerial Robotic Systems.

3. GOING CONCERN

The condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for 12 months from the date the condensed consolidated financial statements were available to be issued. The Company has negative cash flows from operations and net losses for the three and six months ended June 30, 2026 and further losses are anticipated in the development of its business. These factors raise substantial doubts about the Company’s ability to continue as a going concern for a period of 12 months from the date the consolidated financial statements were available to be issued.

As of June 30, 2026, the Company had $7,835,535 in cash and cash equivalents. The Company expects that its current cash and cash equivalents, approximately $4,485,103 as of August 19, 2026, will not be sufficient to support its projected operating requirements for the next 12 months from the date the condensed consolidated financial statements became available.

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

4. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following as of June 30, 2026 and December 31, 2025:

	2026	2025
Trade accounts receivable	$1,096,580	$1,660,168
Less: allowance for credit losses	(248,326)	(203,960)
Total accounts receivable	$848,254	$1,456,208

5. INVENTORIES

Inventories, net consists of the following as of June 30, 2026 and December 31, 2025:

	2026	2025
Raw materials	$1,372,038	$1,200,254
Finished goods	483,873	556,014
Inventories, gross	1,855,911	1,756,268
Obsolescence reserve	(142,005)	(133,435)
Total inventories, net	$1,713,906	$1,622,833

During the three months ended June 30, 2026 and 2025 the Company recorded an inventory write-off of $4,400 and $16,093, respectively. During the six months ended June 30, 2026 and 2025 the Company recorded inventory write-offs of $8,570 and $101,250, respectively. The inventory write-offs reduced inventories and were recognized in cost of revenues. The write-off primarily related to inventory items with no usage or movement during the preceding 12 months, for which management determined there was no expected future use or recoverable value.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Other current assets consist of the following as of June 30, 2026 and December 31, 2025:

	2026	2025
Prepaid expenses	$810,314	$1,218,174
Deferred financing costs	—	14,637
Other	15,886	13,475
Total prepaid expenses and other current assets	$826,200	$1,246,286

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of June 30, 2026 and December 31, 2025:

	2026	2025
Lab, office and computer equipment	$1,459,523	$2,685,999
Furniture and fixtures	29,249	44,117
Leasehold improvements	24,681	36,942
Computer software	—	25,824
	1,513,453	2,792,882
Less: accumulated depreciation	(1,280,170)	(2,448,768)
Total property and equipment, net	$233,283	$344,114

Depreciation expense was $69,793 and $82,539 for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense was $139,522 and $170,468 for the six months ended June 30, 2026 and 2025, respectively.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of June 30, 2026 and December 31, 2025:

	2026	2025
Accrued payroll and related benefits	$79,914	$83,163
Accrued expenses	1,218,370	307,277
Accrued other taxes	1,510,238	1,460,481
Other	31,615	15,202
Total accrued expenses and other current liabilities	$2,840,137	$1,866,123

9. SAFE LIABILITIES

In April 2025, the Company issued SAFEs for gross proceeds of $1,500,000. The SAFEs bear no interest and were scheduled to expire and terminate on March 1, 2026 if no conversion event had occurred by that date. On March 9, 2026, the Company and the SAFE holder executed an amendment extending the expiration date to June 30, 2026. No other terms of the SAFE were modified.

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

Concurrently with the closing of its IPO of its stock on May 18, 2026, the April, August and December 2025 SAFEs automatically converted into the number of shares of the series of preferred stock issued in such financing determined by dividing the investment amount by the lower of (i) 74% of the price per share paid by other investors in the financing (a 26% discount) or (ii) the price per share implied by a $90,000,000 pre-money valuation cap for the April 2025 SAFE and $125,000,000 pre-money valuation cap for the August and December 2025 SAFEs. The SAFEs converted to 819,528 shares of common stock.

The SAFEs also contained customary provisions for mandatory conversion upon a qualified equity event, liquidity event, or dissolution event prior to the expiration date. Repayment of the SAFEs in an amount equal to the purchase amount would have been required upon a dissolution event. The investor could have also opted for repayment upon termination of the agreement.

The Company’s SAFEs were classified as liabilities, as they failed equity classification per ASC 815-40 due to the possibility that repayment of the purchase amount may be required or may be elected upon dissolution of the Company or termination of the agreement. In addition, the conversion features provided for a variable number of shares based on the lower of a discount to the price per share in a future financing or a valuation cap, and therefore the instruments do not qualify for equity classification under ASC 815-40. The SAFEs were re-measured to fair value at each reporting date, with changes in fair value recognized in earnings. See Note 2, Summary of Significant Accounting Policies — Fair Value Measurements, for additional detail regarding the Company’s fair value hierarchy classification and the valuation techniques and significant unobservable inputs used to measure the SAFE liabilities.

10. NOTES PAYABLE

Principal due under notes payable was as follows as of June 30, 2026 and December 31, 2025:

	2026	2025
Notes payable	$1,687,792	$6,143,837
Less: debt discount	—	(19,845)
Notes payable, net	1,687,792	6,123,992
Less: current portion	(1,687,792)	(6,123,992)
Total: non-current portion	$—	$—

For the three months ended June 30, 2026 and 2025, the Company recognized total interest expense of approximately $446,179 and $87,844, respectively, of which $64,566 and $6,927 related to the accretion of the debt discount on the notes payable. For the six months ended June 30, 2026 and 2025, the Company recognized total interest expense of approximately $782,333 and $169,167, respectively, of which $86,280 and $16,063 related to the accretion of the debt discount on the notes payable.

Western Alliance Bank Term Loan

On September 27, 2023, the Company entered into a Loan and Security Agreement (“LSA”) with Western Alliance Bank (San José, California), pursuant to which the Company obtained a term loan of up to $5,000,000 (the “WAB Loan”), consisting of a Term A Advance of $3,500,000 and a Term B Advance of up to $1,500,000 upon achievement of certain revenue milestones. The loan matures on September 27, 2027, and bears interest at a floating rate equal to the greater of 8.25% or the Bank’s Prime Rate. The interest rate as of December 31, 2025 was 8.61%. Interest-only payments were due through September 10, 2025, followed by equal monthly principal and interest installments commencing October 10, 2025.

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

Upon the closing of the Company’s IPO on May 18, 2026, the Company used a portion of the net proceeds from the offering to repay the outstanding balance of the WAB Loan in full. Accordingly, no amounts remained outstanding under the facility as of June 30, 2026. The Company recognized interest expense of $72,188 and $103,469, based on an effective interest rate of 8.36%, for the three and six months ended June 30, 2026, respectively. The Company recognized interest expense of $73,792 and $145,979, for the three and six months ended June 30, 2025, respectively.

Western Alliance Warrants

In connection with the LSA, the Company issued warrants to Western Alliance Bank to purchase 197,551 shares of the Company’s common stock at an exercise price of $0.35 per share. The warrants were recorded at a fair value of $55,330 using the Black-Scholes option pricing model and were recognized as debt issuance costs. These costs were amortized using the effective interest method over the term of the related debt. As the underlying debt was repaid during the three and six months ended June 30, 2026, any remaining unamortized debt issuance costs were fully amortized upon extinguishment of the debt.

HSBC Standby Letter of Credit

On May 30, 2025, HSBC Bank (acting through its Chennai branch) issued an irrevocable standby letter of credit (No. SDNBGE890972) in favor of Exyn Technologies Inc. for a maximum amount of USD $3,500,000. The standby letter of credit was issued at the request of NeoLync Electronics Pvt Ltd (India) in support of banking facilities granted to NeoLync Electronics Pvt Ltd (India) by HSBC.

The standby letter of credit has a fixed expiry date of November 14, 2025, is governed by International Standby Practices (ISP98), allows partial drawings, and has been assigned to Western Alliance Bank as security for the Company’s senior credit facility. As of the date of this report, no amounts have been drawn under the standby letter of credit. The standby letter of credit was renewed in November 2025, with an expiration date of May 13, 2026.

The standby letter of credit was further renewed in May 2026, with an expiration date of June 30, 2026. Upon the closing of the Company’s IPO on May 18, 2026, the WAB loan was repaid using a portion of the net proceeds from the offering, and the related standby letter of credit was terminated. Accordingly, the standby letter of credit was no longer outstanding as of June 30, 2026.

NeoLync Senior Convertible Promissory Note

On May 20, 2025, the Company issued a $1,500,000 Senior Convertible Promissory Note to NeoLync Holdings Ltd (as amended, the “Note”). The Note had an original maturity date of November 20, 2025 which was extended to June 30, 2026 pursuant to certain amendments to the Note. The Note bore interest at 12% per annum and was secured by a first-priority lien on substantially all assets of the Company (subject only to the existing WAB Loan). The Note provided for (i) a 300% liquidation preference, (ii) automatic conversion into common equity upon a Public Company Event (as defined in the Note) at 135% of the then-public trading price, and (iii) cash repayment at maturity if no Public Company Event occurs. Concurrently with the closing of the Company’s IPO on May 18, 2026, the Note converted into 160,239 shares of common stock at a value of $1,672,484, including $172,500 of accrued interest.

NeoLync Holdings, Inc. Term Loan

On December 23, 2025, the Company signed a term loan with NeoLync Holdings, Inc. for $1,500,000. Initial cash proceeds of $500,000 were received on December 26, 2025, with the remainder being received in January 2026. The loan matures on December 23, 2026, bears interest at 12% per annum with principal and interest repayable over twelve monthly installments, resulting in interest expense of $92,088 and $114,588 for the three and six months ended June 30, 2026, respectively, and no interest expense for the three and six months ended June 30, 2025. The term loan had an outstanding principal balance of $1,500,000 as of June 30, 2026. Including accrued interest of $187,792, the total amount outstanding under the term loan was $1,687,792 as of June 30, 2026. There was no outstanding balance under the term loan as of June 30, 2025.

Maximcash Solutions LLC Loan

On December 26, 2025, Maximcash Solutions LLC (“Maximcash”) issued a loan to Exyn Technologies Inc. for $600,000 (the “Maximcash Loan Agreement”). The loan matures on December 26, 2026, bears interest at 38.5% per annum with principal and interest repayable over twelve monthly installments, with the first 3 months being interest only.

On May 18, 2026, the Company used proceeds from its IPO to repay in full the outstanding loan with Maximcash Solutions LLC in the amount of $621,314, having recognized interest expense of $57,020 and $134,686, based on an effective interest rate of 38.50%, for the three and six months ended June 30, 2026, respectively.

On May 21, 2026, the Company issued 15,484 shares of its common stock to Maximcash as equity kicker shares. The shares had an aggregate fair value of $77,420, based on a fair value of $5.00 per share. The fair value of the equity kicker shares was recognized as other expense, with a corresponding increase to additional paid-in capital.

On June 17, 2026, the Company issued an additional 8,516 shares of its common stock and 6,000 shares of its common stock to Maximcash as equity kicker shares. The 14,516 shares had an aggregate fair value of $92,031, based on a fair value of $6.34 per share. The fair value of the equity kicker shares was recognized as other expense, with a corresponding increase to additional paid-in capital.

NCH Ventures LLC Convertible Promissory Note

On March 13, 2026, the Company issued a $750,000 convertible promissory note to NCH Ventures LLC. The note matures March 13, 2028, bears interest at 8% per annum, with all interest accruing daily on the basis of a 365-day year. This note is an unsecured convertible promissory note and is subordinated to the Company’s obligations owed to Western Alliance Bank. Concurrently with the closing of the Company’s IPO on May 18, 2026, the Note converted into 132,001 shares of common stock at a value of $761,519 including $11,532 of accrued interest.

Evergreen Capital Management, LLC Convertible Promissory Notes

On April 30, 2026, and May 6, 2026, the Company issued senior secured convertible promissory notes to Evergreen Capital Management, LLC (“Evergreen”) with an aggregate principal amount of approximately $1.2 million (reflecting a 15% original issue discount), warrants and 50,000 kicker shares in exchange for $1,000,000 in cash proceeds. The notes bore interest at 10% per annum. The warrants and kicker shares issued were allocated values of $354,509 and $188,506, respectively, which was initially recorded as a debt discount.

On May 8, 2026, the Company and Evergreen amended the senior secured convertible promissory notes to mandatorily convert upon an IPO, in exchange for warrants and 50,000 kicker shares. This represented a modification and extinguishment of the original notes, resulting in approximately $679,514 in debt modification expense being recorded to write-off the debt discount on the notes. The warrants and kicker shares were determined to have fair values of $193,939 and $412,500, respectively and were recorded as a discount to the face value of the notes.

The senior secured convertible notes automatically converted to 152,224 shares of common stock concurrent with the IPO.

Pursuant to that certain Confidential Side Letter Agreement dated May 18, 2026, between the Company and Evergreen (the “Evergreen Side Letter”), the Company agreed to pay a total installment amount of $1,417,165 in equal installments on June 17, 2026, July 17, 2026, and August 16, 2026, as well as granted an additional 100,000 kicker shares. As a result, the Company recorded $1,917,165 in debt settlement expense related to the Evergreen Side Letter as the 100,000 kicker shares had a fair value of $5.00. The first installment was paid by the Company on June 17, 2026. The remaining $944,776 is recorded in accrued expenses and other current liabilities.

11. INCOME TAXES

The Company’s income tax provision for the interim period was determined using an estimated annual effective tax rate, adjusted for discrete items recognized during the period, if any. The effective tax rate for the three and six months ended June 30, 2026 and 2025 was 0%, which differed from the U.S. federal statutory rate primarily due to the impact of the valuation allowance maintained against the Company’s deferred tax assets.

Management evaluates the realizability of deferred tax assets on a quarterly basis and continues to maintain a full valuation allowance against all of its deferred tax assets as of June 30, 2026. There were no material changes in the Company’s assessment of the realizability of its deferred tax assets during the three and six months ended June 30, 2026.

As of June 30, 2026, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. No interest or penalties were recognized during the three and six months ended June 30, 2026.

There were no material changes to the Company’s uncertain tax positions, valuation allowance, or other income tax matters from those disclosed in the notes to the audited financial statements for the year ended December 31, 2025 included in the IPO Registration Statement.

12. STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2026, the Company is authorized to issue 50,000,000 shares of common stock, par value $0.0001 per share. Holders of common stock are entitled to one vote for each share held. The holders of common stock are entitled to receive dividends, when and if declared by the Board of Directors, subject to the preferential rights of preferred stockholders. As of June 30, 2026 and December 31, 2025, there were 7,953,957 and 1,322,500 shares of common stock issued and outstanding, respectively.

On May 18, 2026, the Company closed the IPO, in which 2,500,000 units were issued, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock (see below, Warrants, for additional detail), at a price of $7.75 per unit, for aggregate gross proceeds of $19,375,000. The Company received net proceeds of $17,650,000 after deducting underwriting discounts and commissions of $1,725,000. The Company also incurred additional offering costs of $2,304,707 related to the offering.

Preferred Stock

As of June 30, 2026, pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share with the rights, preferences and privileges of each series designated by the Board of Directors. No shares of preferred stock were issued and outstanding as of June 30, 2026. During the six months ended June 30, 2026, holders exercised warrants for 1,614,603 shares of preferred stock. Concurrently with the closing of the Company’s IPO on May 18, 2026, all outstanding shares of preferred stock automatically converted into 2,637,484 shares of common stock.

Employee Incentive Stock Option Plan

The Company maintains equity incentive plans under which stock-based awards may be granted to employees, directors and consultants. Effective May 15, 2026, the Company adopted the 2026 Equity Incentive Plan (the “2026 Plan”), which authorizes the issuance of up to 770,746 shares of common stock, subject to annual automatic increases beginning January 1, 2027 as provided in the 2026 Plan. Upon the effectiveness of the 2026 Plan, no additional awards may be granted under the Company’s 2015 Equity Compensation Plan or 2025 Equity Compensation Plan (collectively, the “Prior Plans”); however, awards outstanding under the Prior Plans remain outstanding and continue to be governed by their respective terms. Stock options generally vest over four years and expire ten years from the grant date.

The following table summarizes stock option activity as of June 30, 2026:

	Options Outstanding
			Weighted Average
		Weighted Average	Remaining Term
	Number of Shares	Exercise Price	(years)
Balance at December 31, 2025	712,381	$7.50	7.0
Granted	—	—	—
Exercised	—	—	—
Expired/Cancelled	(35,304)	$2.50	—
Balance at June 30, 2026	677,077	$7.68	7.2

Exercisable at June 30, 2026	433,553	$7.39	6.7
Exercisable at June 30, 2026 and expected to vest thereafter	243,524	$8.18	8.2

As of June 30, 2026, there was $44,517 of total unrecognized stock-based compensation expense related to nonvested options which is expected to be recognized over a remaining weighted-average vesting period of 1.6 years.

Stock-based compensation expense of $197,785 and $201,734 was recognized for the three months ended June 30, 2026 and 2025, respectively, to the vesting of stock options. Stock-based compensation expense of $397,594 and $403,468 was recognized for the six months ended June 30, 2026 and 2025, respectively, to the vesting of stock options.

Warrants

The following table summarizes stock warrant activity for the six months ended June 30, 2026.

			Weighted Average
		Weighted Average	Remaining Term
	Number of Warrants	Exercise Price	(years)
Balance at December 31, 2025	83,213	$3.29	1.5
Granted	2,859,950	$9.50	4.9
Exercised	(64,584)	$0.01	—
Forfeited/Expired	—	—	—
Balance at June 30, 2026	2,878,579	$9.53	4.9
Exercisable at June 30, 2026	2,878,579	$9.53	4.9

During the six months ended June 30, 2026, the Company issued an aggregate of 2,859,950 warrants to purchase shares of the Company’s common stock.

The Company issued an aggregate of 286,527 warrants to certain investors with an exercise price of $7.75 per share. The warrants are immediately exercisable, have a contractual term of five years and expire on May 19, 2031. The Company concluded that the warrants meet the criteria for equity classification.

In connection with the Company’s IPO, the Company issued an aggregate of 73,423 warrants to the underwriter and certain of its representatives as compensation for underwriting services. The underwriter warrants have an exercise price of $9.69 per share, are immediately exercisable, have a contractual term of five years and expire on May 16, 2031. The aggregate fair value of the underwriter warrants at issuance was $351,696, which was determined using the Black-Scholes option-pricing model. The significant assumptions used in the valuation included an expected term of five years, expected volatility of 79%, a risk-free interest rate of 3.9% and an expected dividend yield of 0%. The Company concluded that the underwriter warrants meet the criteria for equity classification. The fair value of the underwriter warrants were accounted for as an equity issuance cost associated with the IPO and recorded as a reduction of additional paid-in capital.

In connection with the Company’s IPO, the Company issued 2,500,000 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock. The warrants have an exercise price of $9.69 per share, are immediately exercisable, have a contractual term of five years and expire on May 16, 2031. The Company concluded that the warrants meet the criteria for equity classification.

The decrease in outstanding warrants during the six months ended June 30, 2026 was primarily attributable to the exercise of 64,584 warrants (equivalent to 1,614,603 warrants prior to the Company’s 1-for-25 reverse stock split) into 1,614,603 shares of Series A-4 Preferred Stock during the three months ended March 31, 2026.

13. LEASES

The Company has operating leases for office space and equipment. Lease terms generally range from 3 to 5 years, and certain leases include options to extend or terminate which are considered in determining the lease term when reasonably certain to be exercised.

The components of lease expense were as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$40,561	$40,561	$81,122	$81,122
Total lease cost	$40,561	$40,561	$81,122	$81,122

The Company does not have any finance leases, short-term leases, or variable lease payment arrangements.

The components of operating lease assets and liabilities as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Operating lease right of use assets	$236,397	$312,041

Current portion of operating lease liability	161,992	156,797
Operating lease liability, net of current portion	84,467	167,290
Total operating lease liabilities	$246,459	$324,087

The weighted-average remaining lease term and weighted-average discount rate as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Weighted average lease term	1.50 years	2.00 years
Weighted average discount rate	3.94%	3.94%

Future minimum lease payments under non-cancelable operating leases as of June 30, 2026 are as follows:

Operating Leases
2026	$83,105
2027	170,322
Total lease payments	253,427
Less: imputed interest	(6,968)
Total present value of lease liabilities	$246,459

14. COMMITMENTS AND CONTINGENCIES

Litigation and Claims

From time to time, the Company is subject to claims, litigation, investigations, and other legal proceedings arising in the ordinary course of business. The Company records a liability for loss contingencies when it is both probable that a liability has been incurred and the amount can be reasonably estimated. As of June 30, 2026, no loss contingencies have been accrued because no matters meet both of these criteria or the amounts involved are not material.

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

Other Commitments

Other than standard operating leases and purchase commitments entered into in the ordinary course of business, the Company has no material off-balance-sheet arrangements or long-term commitments as of June 30, 2026.

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

The Company’s revenue is derived principally from the sale of aerial robotic systems, service revenue and subscription revenue. The significant expense categories the CODM reviews regularly are personnel expenses, contractor expenses, and legal and professional expenses. See below for the summary of expenses reviewed for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Personnel	$2,513,211	$1,749,105	$4,568,204	$3,615,634
Contractor	238,409	181,419	464,068	348,454
Legal and professional	346,536	109,877	684,354	199,456

Because the Company manages its business, allocates resources, and evaluates performance on a consolidated basis, the accompanying consolidated financial statements reflect the operations of one segment. The CODM regularly reviews total revenues and gross profit to assess financial performance and allocate resources. These measures are consistent with the amounts presented in the consolidated statements of operations.

Segment information available with respect to the reportable business segment for the three and six months ended June 30, 2026 and 2025 was as follows:

	For the Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue by type:
Systems	$672,977	$1,201,299	$1,653,116	$2,149,338
Services	185,127	64,958	304,085	233,212
Subscription	91,500	91,500	183,000	193,260
Total revenues	$949,604	$1,357,757	$2,140,201	$2,575,810
Cost of sales:	504,451	805,878	1,192,713	1,590,772
Gross profit:	445,153	551,879	947,488	985,038
Depreciation and amortization:	69,793	82,539	139,522	170,468
Revenues by geography
Canada	275,227	440,484	508,905	648,541
United States	391,530	372,048	786,726	785,204
Australia	76,117	227,296	142,383	412,776
Other	206,730	317,929	702,187	729,289
Total geography and consolidated revenues	$949,604	$1,357,757	$2,140,201	$2,575,810

	June 30, 2026	June 30, 2025
Long-lived assets by geography
United States	$327,491	$735,634
Latin America	142,189	106,538
Total long-lived assets by geography	$469,680	$842,172

16. SUBSEQUENT EVENTS

On July 17, 2026, the Company made the second of three installment payments in the amount of $472,388 to Evergreen Capital Management, LLC pursuant to the Evergreen Side Letter described in Note 10, in connection with Evergreen’s agreement to forbear from declaring an event of default under the Senior Secured Convertible Promissory Notes. The Company’s third and final installment payment of $472,388 is due on August 16, 2026.

On August 3, 2026, the Board of Directors approved a stock option grant to the Company’s Chief Executive Officer to purchase 109,000 shares of common stock and stock option grants to each of the Company’s four non-employee directors to purchase 23,000 shares of common stock, under the Company’s 2026 Equity Incentive Plan. These grants are not reflected in the Company’s stock-based compensation expense, options outstanding, or related disclosures for the three and six months ended June 30, 2026.

Investigation of Former Chief Executive Officer

In August 2026, the Audit Committee of the Board of Directors completed an investigation regarding certain personal expenses incurred by the Company’s former Chief Executive Officer using a Company-issued credit card that had been recorded as business expenses in the Company’s financial records. The investigation identified approximately $286,000 in aggregate personal expenses incurred over multiple periods, including periods subsequent to June 30, 2026.

The Company determined that the amounts identified did not represent expenses incurred in the ordinary course of the Company’s operations and has classified the applicable amounts within other expense in the accompanying condensed statements of operations. Other expense for the three and six months ended June 30, 2026 includes approximately $24,000 and $32,000, respectively, related to such expenses, compared with approximately $14,000 and $44,000, respectively, for the three and six months ended June 30, 2025. The Company determined that the amounts identified were not material, individually or in the aggregate, to any previously issued financial statements.

The Company has demanded repayment from its former Chief Executive Officer of the personal expenses identified by the investigation. As of June 30, 2026, the Company has not recognized a receivable for any amounts sought to be recovered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented. You should read the following discussion and analysis of the Company’s financial condition and results of operations together with the sections entitled “Risk Factors,” and “Special Note Regarding Forward-Looking Statements,” our audited consolidated financial statements, and related notes included in our IPO Registration. This discussion and analysis contains forward-looking statements, including statements regarding our expectations for the future of our business and our liquidity and capital resources as well as other non-historical statements. These statements are based upon our current plans, expectations, and beliefs, and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by these forward-looking statements.

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

Recent Developments

Reverse Stock Split

On May 15, 2026, we effected a 1-for-25 reverse stock split of our issued and outstanding shares of common stock and preferred stock. The reverse stock split became effective on May 15, 2026.

Initial Public Offering

On May 18, 2026, we completed our IPO of 2,500,000 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock, at a public offering price of $7.75 per unit, which resulted in gross proceeds of approximately $19.4 million, before deducting underwriting discounts and commissions and offering expenses. Our common stock and warrants began trading on the Nasdaq Capital Market on May 15, 2026.

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

Key Components of Our Results of Operations

Revenue

Revenue consists primarily of product sales, software licensing revenue, fees for consulting services, warranty sales, and after sale service and support. For the three months ended June 30, 2026, approximately 71% of our revenue was derived from Nexys product sales, of which approximately 63% of our revenue came from direct sales and approximately 37% of our revenue came from channel partners. For the six months ended June 30, 2026, approximately 77% of our revenue was derived from Nexys product sales, of which approximately 66% of our revenue came from direct sales and approximately 34% of our revenue came from channel partners.

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

Selling, General and Administrative

Selling, general and administrative expenses primarily consist of salaries, benefits and payroll taxes, commissions, advertising, trade shows, travel, consulting fees, costs associated with executive leadership, corporate governance, accounting and finance operations, and support functions, including human resources and information technology. We expect selling, general and administrative expenses to continue to increase as we expand our sales and marketing capabilities to acquire new customers and incur additional costs associated with operating as a public company, including costs related to certain consulting and incentive agreements that became effective.

Other Income (Expense)

Interest Expense, Net

Interest expense, net consists primarily of the interest expense from borrowings relating to revolving lines of credit with external banks and third-party notes, net of interest income earned on invested cash balances.

Other Income (Expense), Net

Other income (expense), net consists primarily of gain/loss on foreign exchange, deferred financing cost amortization, loss on disposable assets, and other nonoperating income.

Income Tax (Expense) Benefit

Income tax (expense) benefit primarily consists of income taxes in certain foreign jurisdictions in which we conduct business.

Results of Operations for the Three Months Ended June 30, 2026

Our operating results for the three months ended June 30, 2026 were characterized by lower revenue, relatively consistent gross margins, and higher operating expenses compared to the prior-year period. The decrease in revenue was primarily attributable to the timing of customer project activity and product deliveries, while lower costs incurred in delivering our products and services partially offset the impact of lower revenues on gross profit. The increase in operating expenses reflects continued investment in personnel, infrastructure, and activities supporting the growth and commercialization of our autonomous mapping and robotics solutions.

	Three Months Ended June 30,		Period Over Period Change
	2026	2025	$	%
Revenues, net	$949,604	$1,357,757	$(408,153)	(30.1)%
Cost of revenues	504,451	805,878	(301,427)	(37.4)%
Gross profit	445,153	551,879	(106,726)	(19.3)%
Operating expenses:
Selling, general, and administrative expenses	3,015,844	1,319,147	1,696,697	128.6%
Research and development expenses	1,358,977	1,187,338	171,639	14.5%
Stock-based compensation	197,785	201,734	(3,949)	(2.0)%
Total operating expenses	4,572,606	2,708,219	1,864,387	68.8%
Operating loss	(4,127,453)	(2,156,340)	(1,971,113)	91.4%
Non-operating income (expense):
Interest expense	(446,179)	(87,844)	(358,335)	407.9%
Interest income	36,019	7,558	28,461	376.6%
Noncash change in fair value of SAFE liabilities	565,576	(677,000)	1,242,576	(183.5)%
Debt modification expense	(679,514)	—	(679,514)	100.0%
Debt settlement expense	(1,917,165)	—	(1,917,165)	100.0%
Other expense	(325,159)	(8,341)	(316,818)	3,798.3%
Total non-operating income (expense)	(2,766,422)	(765,627)	(2,000,795)	261.3%
Net loss before income tax benefit	(6,893,875)	(2,921,967)	(3,971,908)	135.9%
Income Tax Benefit	—	—	—	N/A
Net loss	$(6,893,875)	$(2,921,967)	$(3,971,908)	135.9%

Revenues, Net

For the three months ended June 30, 2026, revenues decreased by approximately $0.4 million to $0.9 million from $1.3 million for the three months ended June 30, 2025. The decrease was primarily attributable to the timing of customer project activity and product deliveries during the period. Gross profit decreased from $0.6 million to $0.4 million primarily due to lower revenues, partially offset by lower costs incurred to deliver products and services.

Cost of Revenues

For the three months ended June 30, 2026, cost of revenues decreased by approximately $0.3 million to $0.5 million from $0.8 million for the three months ended June 30, 2025. The decrease was primarily attributable to lower direct labor, materials, and other costs associated with product and service delivery.

Operating Expenses

Selling, General and Administrative Expenses

For the three months ended June 30, 2026, selling, general and administrative expenses increased by approximately $1.7 million to $3.0 million from $1.3 million for the three months ended June 30, 2025. The increase was primarily attributable to higher personnel-related costs, professional fees, and other expenses associated with preparing to be and operating as a public company.

Research and Development Expenses

For the three months ended June 30, 2026, research and development expenses increased by approximately $0.2 million to $1.4 million from $1.2 million for the three months ended June 30, 2025. The increase was primarily attributable to higher product development and engineering expenditures.

Stock-based Compensation

For the three months ended June 30, 2026, stock-based compensation expense remained relatively consistent at $0.2 million compared to the three months ended June 30, 2025, decreasing by approximately $4 thousand. The slight decrease was primarily attributable to changes in the timing and mix of equity awards subject to amortization during the respective periods.

Interest Expense and Interest Income

For the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, interest expense increased by approximately $0.4 million from $0.1 million to $0.5 million. Interest income increased by approximately $28 thousand from $8 thousand for the three months ended June 30, 2025 to $36 thousand for the three months ended June 30, 2026.

Debt Modification Expense

Debt modification expense increased by approximately $0.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily attributable to the modification and extinguishment of the senior secured convertible promissory notes issued to Evergreen, including the write-off of the related debt discount.

Debt Settlement Expense

Debt settlement expense increased by approximately $1.9 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, attributable to the settlement with Evergreen pursuant to the Evergreen Side Letter.

Other Expense

For the three months ended June 30, 2026, other expense was approximately $0.3 million compared to approximately $8 thousand for the three months ended June 30, 2025. The change was primarily attributable to expenses related to the issuance of equity kicker shares and other non-operating expenses incurred during the period.

Results of Operations for the Six Months Ended June 30, 2026

Our operating results for the six months ended June 30, 2026 were characterized by lower revenue, relatively consistent gross profit, and higher operating expenses compared to the prior-year period. The decrease in revenue was primarily attributable to the timing of customer project activity and product deliveries, while gross profit remained relatively consistent as lower revenues were partially offset by lower costs incurred in delivering our products and services. The increase in operating expenses reflects continued investment in personnel, infrastructure, and activities supporting the growth and commercialization of our autonomous mapping and robotics solutions.

	Six Months Ended June 30,		Period Over Period Change
	2026	2025	$	%
Revenues, net	$2,140,201	$2,575,810	$(435,609)	(16.9)%
Cost of revenues	1,192,713	1,590,772	(398,059)	(25.0)%
Gross profit	947,488	985,038	(37,550)	(3.8)%
Operating expenses:
Selling, general, and administrative expenses	4,968,243	2,700,036	2,268,207	84.0%
Research and development expenses	2,573,811	2,521,257	52,554	2.1%
Stock-based compensation	397,594	403,468	(5,874)	(1.5)%
Total operating expenses	7,939,648	5,624,761	2,314,887	41.2%
Operating loss	(6,992,160)	(4,639,723)	(2,352,437)	50.7%
Non-operating income (expense):
Interest expense	(782,333)	(169,167)	(613,166)	362.5%
Interest income	39,847	15,074	24,773	164.3%
Noncash change in fair value of SAFE liabilities	535,576	(677,000)	1,212,576	(179.1)%
Debt modification expense	(679,514)	—	(679,514)	100.0%
Debt settlement expense	(1,917,165)	—	(1,917,165)	100.0%
Other expense	(336,911)	(30,810)	(306,101)	993.5%
Total non-operating income (expense)	(3,140,500)	(861,903)	(2,278,597)	264.4%
Net loss before income tax benefit	(10,132,660)	(5,501,626)	(4,631,034)	84.2%
Income Tax Benefit	—	—	—	N/A
Net loss	$(10,132,660)	$(5,501,626)	$(4,631,034)	84.2%

Revenues, Net

For the six months ended June 30, 2026, revenues decreased by approximately $0.4 million to $2.1 million from $2.5 million for the six months ended June 30, 2025. The decrease was primarily attributable to the timing of customer project activity and product deliveries during the period. Gross profit decreased from $1.0 million to $0.9 million primarily due to lower revenues, partially offset by lower costs incurred to deliver products and services.

Cost of Revenues

For the six months ended June 30, 2026, cost of revenues decreased by approximately $0.4 million to $1.2 million from $1.6 million for the six months ended June 30, 2025. The decrease was primarily attributable to lower direct labor, materials, and other costs associated with product and service delivery.

Operating Expenses

Selling, General and Administrative Expenses

For the six months ended June 30, 2026, selling, general and administrative expenses increased by approximately $2.3 million to $5.0 million from $2.7 million for the six months ended June 30, 2025. The increase was primarily attributable to higher personnel-related costs, professional fees, and other expenses associated with preparing to be and operating as a public company.

Research and Development Expenses

For the six months ended June 30, 2026, research and development expenses remained relatively consistent at $2.6 million compared to $2.5 million for the six months ended June 30, 2025, increasing by approximately $53 thousand. The slight increase was primarily attributable to product development and engineering expenditures.

Stock-based Compensation

For the six months ended June 30, 2026, stock-based compensation expense remained relatively consistent at $0.4 million compared to the six months ended June 30, 2025, decreasing by approximately $6 thousand. The slight decrease was primarily attributable to changes in the timing and mix of equity awards subject to amortization during the respective periods.

Interest Expense and Interest Income

For the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, interest expense increased by approximately $0.6 million from $0.2 million to $0.8 million. Interest income increased by approximately $25 thousand from $15 thousand for the six months ended June 30, 2025 to $40 thousand for the six months ended June 30, 2026.

Debt Modification Expense

Debt modification expense increased by approximately $0.7 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily attributable to the modification and extinguishment of the senior secured convertible promissory notes issued to Evergreen, including the write-off of the related debt discount.

Debt Settlement Expense

Debt settlement expense increased by approximately $1.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, attributable to the settlement with Evergreen pursuant to the Evergreen Side Letter.

Other Expense

For the six months ended June 30, 2026, other expense was approximately $0.3 million compared to approximately $31 thousand for the six months ended June 30, 2025. The change was primarily attributable to expenses related to the issuance of equity kicker shares and other non-operating expenses incurred during the period.

Liquidity and Capital Resources

Since inception, we have incurred recurring net losses and negative cash flows from operating activities. As of June 30, 2026, we had cash and cash equivalents of approximately $7.8 million. On May 18, 2026, we completed our IPO of 2,500,000 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock, at a public offering price of $7.75 per unit, which resulted in net proceeds of approximately $15.3 million. While the completion of our IPO strengthened our liquidity position, we expect to continue to incur operating losses and negative cash flows as we execute our business plan. Based on our current operating plan, management has concluded that substantial doubt exists regarding our ability to continue as a going concern.

Our primary uses of cash are to fund our operations, which consist primarily of research and development expenditures related to our products and, to a lesser extent, general and administrative expenditures. We anticipate that we will continue to incur significant and increasing expenses for the foreseeable future as we expand our corporate infrastructure, including the costs associated with being a public company, further our research and development initiatives for our products, and incur costs associated with sales and marketing. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we may require additional funding in connection with our continuing operations.

Over the next twelve months, we expect to finance our operations primarily through cash generated from commercial operations and, as needed, through short-term debt arrangements, private placements of our equity securities, and proceeds from public offerings, if completed. Beyond the next twelve months, we expect our long-term liquidity and capital resource needs to be driven primarily by our plans to scale production, expand our sales and marketing capabilities, and continue to invest in research and development. We anticipate funding these long-term needs through a combination of cash generated from operations, additional equity or debt financings, and other capital-raising alternatives, although we cannot assure you that such funding will be available on acceptable terms, or at all.

Following the closing of our IPO, our liquidity position improved significantly as a result of the net proceeds received from the offering. While these proceeds are expected to support our near-term operating and capital needs, we may require additional financing in the future to support the continued growth of our business. We expect to fund our operations through a combination of existing cash balances, cash generated from operations, and, if necessary, additional debt or equity financings. If additional capital is required and is not available on acceptable terms, we may need to prioritize investments in the product lines and business activities that generate the greatest revenue and offer the most significant long-term growth opportunities.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the Six Months Ended
	2026	2025
Net cash used in operating activities	$(7,075,863)	$(3,706,270)
Net cash used in investing activities	(28,691)	(13,700)
Net cash provided by financing activities	14,127,555	3,000,000

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 totaled approximately $7.1 million compared to approximately $3.7 million for the six months ended June 30, 2025, an increase of approximately $3.4 million. The increase was primarily driven by a higher net loss during the period, partially offset by noncash items, including debt modification expense, stock payments made for settlement of debt, stock-based compensation, depreciation and amortization, amortization of debt issuance costs, changes in the fair value of SAFE liabilities, and changes in working capital.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 totaled approximately $29 thousand compared to approximately $14 thousand for the six months ended June 30, 2025. The cash used in investing activities primarily related to purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 totaled approximately $14.1 million compared to approximately $3.0 million for the six months ended June 30, 2025. Financing activities during the period were primarily driven by $15.3 million of net proceeds from the Company’s IPO which included an issuance of common stock, and $1.0 million of borrowings under notes payable, partially offset by approximately $2.2 million of repayments of notes payable.

Contractual Commitments

We enter into contractual obligations in the normal course of business. For additional discussion, see Note 13, “Leases” and Note 14, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

While our significant accounting policies are described in more detail in the notes to our audited financial statements included in the IPO Registration Statement in connection with our IPO, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is granted in the normal course of business without collateral. Accounts receivable are stated net of credit losses, which represent estimated losses resulting from the inability of customers to make the required payments. Accounts that are outstanding longer than the contractual terms are considered past due. When determining the allowance for credit losses, the Company takes several factors into consideration, including macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. The Company writes off accounts receivable when they become uncollectible. The allowance for credit losses was $248,326 and $203,960 as of June 30, 2026 and December 31, 2025, respectively. There was one customer in each period who represented in the aggregate 10% and 12% of total accounts receivable as of June 30, 2026 and December 31, 2025, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, we have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2026. Based on this evaluation, and because (i) the material weaknesses in our internal control over financial reporting previously disclosed in our Registration Statement on Form S-1 had not been fully remediated as of June 30, 2026, and (ii) a new material weakness was identified in connection with an internal investigation conducted by the Audit Committee of our Board of Directors, with the assistance of outside counsel, into allegations that Brandon Torres Declet, our former Chief Executive Officer and Chairman of the Board, used a Company-issued credit card to pay for personal travel and other personal expenses that were recorded as business expenses in our books and records, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date.

Management continues to implement remediation measures to address both the previously existing material weaknesses in our internal control over financial reporting disclosed in our Registration Statement on Form S-1 and the new material weakness identified in connection with the internal investigation described above. For the previously existing material weaknesses, these measures include enhancements to governance, accounting, and financial reporting processes. In connection with the internal investigation, management determined that our internal controls were ineffective because we did not maintain effective controls over (i) the review and approval of executive expense reports and credit card charges, (ii) the classification and recording of expenses charged by senior executives on Company-issued credit cards, and (iii) the operation of the Company’s control environment as it relates to the ethical conduct and oversight of senior management, including controls designed to address the risk of management override.

Management has commenced the development of a remediation plan to address the newly identified material weakness, which will include:

●	enhancing policies and procedures for Company-issued credit cards with independent review of executive officer charges, including additional segregation of duties requiring charges by the Chief Executive Officer to be reviewed by the Chief Financial Officer and the Audit Committee Chair;
●	engaging an independent third party to perform a review and redesign of expense controls;
●	ensuring that individuals responsible for internal controls receive mandatory periodic training to support control implementation and effectiveness;
●	conducting a full review of the Company’s compliance and governance policies and procedures in order to assess and recommend potential changes, as appropriate, for the Board’s review and approval, including refreshing compliance policies and procedures, including the Company’s whistleblower and ethics reporting mechanisms, Code of Conduct and Corporate Governance Guidelines; and

●	ensuring proper tone at the top which mandates and supports clear, regular, and unambiguous reporting to senior management and the Audit Committee, which in turn will increase transparency and oversight with respect to audit findings, remediation state and control effectiveness metrics.

Changes in Internal Control over Financial Reporting

Other than the remediation activities related to the previously identified material weaknesses and the commencement of remediation activities related to the newly identified material weakness described above, there were no changes in our internal control over financial reporting during the three and six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors,” of our Registration Statement on Form S-1 (File No. 333-297134) filed on June 29, 2026 and declared effective by the SEC on July 2, 2026, together with all of the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before deciding whether to purchase any of our securities.

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and our Registration Statement.

We have identified a material weakness in our internal control over financial reporting, which could result in material misstatements in our financial statements.

As described in this Quarterly Report on Form 10-Q, we identified an additional material weakness in our internal control over financial reporting in connection with an internal investigation conducted by the Audit Committee. As a result of this investigation, we have concluded that the Company’s business expense controls (including travel and entertainment, corporate credit card usage, and employee reimbursement processes) were inadequate or did not sufficiently prevent or detect improper, unsupported, or misclassified business expenses on a timely basis by Company executives. The Company is implementing enhancements to its internal controls to remediate the identified material weaknesses in its internal controls over financial reporting related to the Company’s governance and accounting practices. While the Company believes that these efforts will improve its internal control over financial reporting, the Company will not be able to conclude whether the steps the Company is taking will remediate the material weaknesses in internal control over financial reporting until a sustained period of time has passed to allow management to test the design and operational effectiveness of the new and enhanced controls. As the Company’s management, under the oversight of the Audit Committee, continues to evaluate and improve the Company’s internal controls over financial reporting, management may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified. If our remediation measures are not effective, or if additional material weaknesses or significant deficiencies are identified in the future, we may not be able to accurately or timely report our financial condition or results of operations, which could cause investors to lose confidence in our financial reporting, negatively affect the trading price of our common stock, result in regulatory investigations or sanctions, and expose us to litigation.

Our former Chief Executive Officer was terminated for cause following an internal investigation, and we may face additional risks and liabilities as a result.

As described in this Quarterly Report on Form 10-Q, we terminated our former Chief Executive Officer and Chairman of the Board for cause following an Audit Committee investigation that determined he improperly used Company funds for personal travel and other personal expenses. We could possibly face regulatory inquiries or investigations from the Securities and Exchange Commission, Nasdaq, or other governmental agencies. In addition, we may be subject to shareholder litigation, including derivative claims. There can be no assurance that we will be able to recover amounts improperly charged by our former Chief Executive Officer. Management transition following the termination may also cause operational disruption and uncertainty among employees, customers, vendors, and business partners.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchase of Equity Securities.

Use of Proceeds from our Initial Public Offering

On May 18, 2026, we closed our IPO, in which we issued and sold 2,500,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock, at a public offering price of $7.75 per unit, for aggregate gross proceeds of approximately $19.4 million, before deducting underwriting discounts and commissions and offering expenses payable by us. The shares of common stock and warrants comprising the units were immediately separable and were issued separately in the IPO. The warrants issued as part of the IPO were issued under a warrant agent agreement between us and Equiniti Trust Company, LLC, as warrant agent, exercisable immediately upon issuance, expire five years from the date of original issuance and have an exercise price of $9.69 per share.

Lucid Capital Markets, LLC acted as lead underwriter and representative for the offering. All of the securities issued and sold in the IPO were registered under the Securities Act pursuant to our IPO Registration, which was declared effective by the SEC on May 14, 2026. Following the sale of these securities, the offering terminated.

During the period covered by this report, we used a portion of the net proceeds from our IPO to repay in full the outstanding balances under our Loan and Security Agreement with Western Alliance Bank and our loan with Maximcash Solutions LLC, with the remaining net proceeds used for working capital and general corporate purposes. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)

Internal Investigation

On August 11, 2026, the Audit Committee of the Board of Directors of the Company, with the assistance of independent outside counsel, commenced an internal investigation into allegations that Brandon Torres Declet, the Company’s then-Chief Executive Officer and Chairman of the Board, used a Company-issued credit card to pay for personal travel and other personal expenses that were recorded as business expenses in the Company’s financial records. The investigation has been completed. The investigation identified approximately $286,000 in aggregate personal expenses incurred over multiple periods, including periods subsequent to June 30, 2026.

The Company determined that the amounts identified did not represent expenses incurred in the ordinary course of the Company’s operations and has classified the applicable amounts within other expense in the accompanying condensed statements of operations. Other expense for the three and six months ended June 30, 2026 includes approximately $24,000 and $32,000, respectively, related to such expenses, compared with approximately $14,000 and $44,000, respectively, for the three and six months ended June 30, 2025. The Company determined that the amounts identified were not material, individually or in the aggregate, to any previously issued financial statements.

The Company has demanded repayment from its former Chief Executive Officer of the personal expenses identified by the investigation. As of June 30, 2026, the Company has not recognized a receivable for any amounts sought to be recovered.

Material Weakness in Internal Control Over Financial Reporting

In connection with the internal investigation, the Company’s management determined that a material weakness existed in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls over (i) the review and approval of executive expense reports and credit card charges, (ii) the classification and recording of expenses charged by senior executives on Company-issued credit cards, and (iii) the operation of the control environment as it relates to the ethical conduct and oversight of senior management. As a result of the material weakness, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026.

Remediation

Management has commenced the development of a remediation plan to address the newly identified material weakness, which will include:

●	enhancing policies and procedures for Company-issued credit cards with independent review of executive officer charges, including additional segregation of duties requiring charges by the Chief Executive Officer to be reviewed by the Chief Financial Officer and the Audit Committee Chair;
●	engaging an independent third party to perform a review and redesign of expense controls;
●	ensuring that individuals responsible for internal controls receive mandatory periodic training to support control implementation and effectiveness;
●	conducting a full review of the Company’s compliance and governance policies and procedures in order to assess and recommend potential changes, as appropriate, for the Board’s review and approval, including refreshing compliance policies and procedures, including the Company’s whistleblower and ethics reporting mechanisms, Code of Conduct and Corporate Governance Guidelines; and
●	ensuring proper tone at the top which mandates and supports clear, regular, and unambiguous reporting to senior management and the Audit Committee, which in turn will increase transparency and oversight with respect to audit findings, remediation state and control effectiveness metrics.

The material weakness will not be considered remediated until the applicable controls have been implemented and operate effectively for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Financial Impact

The Company has determined that the misclassified personal expenses are not material to any previously reported financial statements, although the expenses have been reclassified in the Company’s books and records.

Departure of Chief Executive Officer

On August 19, 2026, the Company terminated Brandon Torres Declet from his position as Chief Executive Officer and Chairman of the Board of Directors, effective immediately. Mr. Declet’s termination was for cause. The termination followed an internal investigation conducted by the Audit Committee of the Board of Directors (the “Audit Committee”), with the assistance of independent outside counsel, into allegations that Mr. Declet used a Company-issued credit card to pay for personal travel and other personal expenses that were recorded as business expenses in the Company’s books and records. The investigation commenced on August 11, 2026 and concluded on August 19, 2026. Based on the findings of the investigation, the Audit Committee recommended, and the Board determined, that Mr. Declet’s conduct constituted cause for termination under the terms of his employment agreement with the Company.

In connection with the resignation, the Company has determined that Mr. Declet is not entitled to any severance payments or benefits under his employment agreement. The Company expects to recover the personal travel and other personal expenses improperly charged to the Company from Mr. Declet.

Appointment of Interim Chief Executive Officer

On August 19, 2026, the Board of Directors appointed Benjamin Williams, age 47, as Interim Chief Executive Officer of the Company, effective immediately. Mr. Williams has served as our Chief Operating Officer since May 2019. Mr. Williams also served as the interim Chief Executive Officer of the Company from June 2023 to November 2023. Mr. Williams has worked in large organizations, such as AT&T/Fullscreen Media, Lockheed Martin, and the U.S. Navy, as well as founded and led smaller startups, including Reelio, Zentropy, Open Sky Energy, and PennDSL. Prior to joining Exyn, Mr. Williams led Data & Platform Strategy and predictive analytics for Fullscreen Media as part of AT&T, following their acquisition of his startup company, Reelio Inc. In 2017, Mr. Williams was selected for Wharton’s 40 Under 40. Mr. Williams has built an expertise around innovation, operations, product development, technical management, product management, business strategy, and enterprise business development. Mr. Williams has a B.S.E. in Computer Science and Engineering from the University of Pennsylvania, and an M.B.A. from the Wharton School of Business at the University of Pennsylvania.

Mr. Williams’s compensation arrangements in connection with his appointment as Interim Chief Executive Officer have not yet been determined. Pursuant to Mr. Williams’s existing Offer Letter with the Company, dated May 8, 2019. Mr. Williams is entitled to a base salary (set at $285,000 for 2024 and 2025), eligible for a discretionary annual cash bonus as determined by management and approved by our board of directors or its compensation committee, and eligible to participate in our employee benefit plans. Mr. Williams’ employment is at-will and may be terminated at any time, by either party, with or without cause or advance notice. During his period of employment and for the six-month period thereafter, Mr. Williams is subject to a non-competition covenant and covenants with respect to the non-solicitation of customers and employees.

There are no arrangements or understandings between Mr. Williams and any other persons pursuant to which Mr. Williams was selected as Interim Chief Executive Officer. There are no family relationships between Mr. Williams and any director or executive officer of the Company. Mr. Williams has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Appointment of Non-Executive Chairman of the Board of Directors

On August 19, 2026, the Board of Directors appointed existing director Gregory McNeal as the Non-Executive Chairman of the Board of Directors, replacing Mr. Declet.

(b)	Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

10.57#

Confidential Side Letter Agreement, dated as of May 18, 2026, by and between the Registrant and Evergreen Capital Management, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 22, 2026).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exyn Technologies, Inc.

Date: August 19, 2026	By:	/s/ Benjamin Rigg Williams
Benjamin Rigg Williams
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2026	By:	/s/ Pedro Ricardo Sotelo
Pedro Ricardo Sotelo
Chief Financial Officer
(Principal Financial and Accounting Officer)