Form 10-Q/A
period 2026-06-30
Exyn Technologies, Inc.
filed 2026-08-20
CIK 1960355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Exyn Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, originally filed with the Securities and Exchange Commission on August 19, 2026 (the “Original Filing”), to (i) correct errors in the narrative disclosure contained in Part II, Item 1A (Risk Factors) and Part II, Item 5 (Other Information) of the Original Filing regarding the departure of the Company's former Chief Executive Officer and Chairman of the Board of Directors of the Company, Brandon Torres Declet, and (ii) to identify the Company's current Interim Chief Executive Officer as the Company's Chief Operating Decision Maker in Note 15 - Segment Reporting. This Amendment corrects the description of Mr. Declet's departure in each of the affected items in Part II to accurately reflect his resignation from his positions at the Company.

No changes have been made to the condensed consolidated financial statements or the related notes included in the Original Filing, and this Amendment does not affect any financial information previously reported by the Company.

Other than the amendments described above, this Amendment does not modify or update any other disclosures set forth in the Original Filing and does not otherwise reflect events occurring after the date of the Original Filing.

i

ii

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

15. SEGMENT REPORTING

The Company operates as a single operating and reportable segment. The Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Interim Chief Executive Officer, who reviews the consolidated operating results, including net revenues, cost of revenues, gross profit, and selling, general and administrative expenses, and net income (loss) to make decisions about resource allocation, including investments in personnel, marketing, and technology and product development, and to assess performance. The CODM does not evaluate performance or allocate resources at a disaggregated level below the consolidated entity.

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

Our former Chief Executive Officer has resigned following an internal investigation, and we may face additional risks and liabilities as a result.

As described in this Quarterly Report on Form 10-Q, our former Chief Executive Officer and Chairman of the Board has resigned following an Audit Committee investigation that determined he improperly used Company funds for personal travel and other personal expenses. We could possibly face regulatory inquiries or investigations from the Securities and Exchange Commission, Nasdaq, or other governmental agencies. In addition, we may be subject to shareholder litigation, including derivative claims. There can be no assurance that we will be able to recover amounts improperly charged by our former Chief Executive Officer. Management transition following the resignation may also cause operational disruption and uncertainty among employees, customers, vendors, and business partners.

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

Departure of Chief Executive Officer

On August 19, 2026, Brandon Torres Declet resigned from his position as Chief Executive Officer and Chairman of the Board of Directors, effective immediately. Mr. Declet’s resignation followed an internal investigation conducted by the Audit Committee of the Board of Directors (the “Audit Committee”), with the assistance of independent outside counsel, into allegations that Mr. Declet used a Company-issued credit card to pay for personal travel and other personal expenses that were recorded as business expenses in the Company’s books and records. The investigation commenced on August 11, 2026 and concluded on August 19, 2026. Based on the findings of the investigation, the Audit Committee determined that Mr. Declet charged personal expenses to a Company-issued credit card, and that these charges were improperly classified and recorded as business expenses in the Company’s financial records. The Board accepted Mr. Declet’s resignation on August 19, 2026.

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